Form 10-Q
period 2009-03-31
Tuffnell Ltd.
filed 2009-04-29
CIK 1450551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   March 31, 2009

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________to______________

      Commission File Number 333-156526

TUFFNELL LTD.
(Exact name of small Business Issuer as specified in its charter)

Nevada	26-2463465
---------------------------------	------------------------------
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1802 N. Carson Street
Carson City,	89701
----------------------------------------	------------------------------
(Address of principal executive offices)	(Postal or Zip Code)

Issuer's telephone number, including area code:	(775) 721-0542
----------------------------

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[  X  ] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                                                      Accelerated filer [   ]

Non-accelerated filer [   ]                                                        Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [     ] Yes [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of April 27, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

TUFFNELL LTD.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	March 31, 2009	September 30, 2008
	(Unaudited)
Current assets:

Cash	$ 1,663	$ 15,239

Total current assets	1,663	15,239

Total Assets	$ 1,663	$ 15,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ -	$ -
Notes payable - related party	17,340	28,740

Total current liabilities	17,340	28,740

Total liabilities	17,340	28,740

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares	58,860	31,500
Authorized, 58,860,000 and 31,500,000 shares issued and
Outstanding at March 31, 2009 and September 30, 2008 respectively

Additional paid-in capital	(24,960)	(28,000)

Deficit accumulated during the exploration stage	(49,577)	(17,001)

Total stockholders' deficit	(15,677)	(13,501)

Total liabilities and stockholder's deficit	$ 1,663	$ 15,239

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2009 and 2008 and the period from

July 26, 2007 (inception) through March 31, 2009

(Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Costs and expenses:

Mineral exploration	$ -	$ -	$ -	$ -	$ 3,500

General and administrative	$ 10,235	$ -	$ 32,576	$ -	$ 46,077

Net loss	$ 10,235	$ -	$ 32 ,576	$ -	$ 49,577

Net loss per share:

Basic and diluted	$ 0.00	$ -	$ 0.00	$ -

Weighted average shares
outstanding:

Basic and diluted	58,860,000	-	55,750,549	-

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2009 and 2008 and the period from

July 26, 2007 (inception) through March 31, 2009

(Unaudited)

	Six months	Six months	Inception through
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ 32,576	$ -	$ 49,577

Adjustment to reconcile net loss to cash used in operating activities

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(32,576)	-	(49,577)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from the sale of common stock	30,400	-	33,900

Payment on shareholder advances	(11,400)	-	17,340

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,000	-	51,240

NET INCREASE (DECREASE) IN CASH	(13,576)	-	1,663

Cash, beginning of period	15,239	-	-

Cash, end of period	$ 1,663	$ -	$ 1,663

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

(UNAUDITED)

Note 1

Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1, which became effective on March 25, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008, as reported in the Form S-1, have been omitted.

Note 2

Related Party Transactions

The company was charged the following by a director of the Company:

	Six months ended March 31, 2009	Six months ended March 31, 2008

Management fees	$ 1,000	$ -

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3

Equity

In the month of October 2008 the Company raised $30,400 through a private offering which included 38 shareholders, and the issuance of 27,360,000 (post split) common shares of common stock.  In November 2008 the Company approved a 1 to 18 forward stock split.  All share amounts are shown retroactively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words " believes ," " anticipates ," " estimates ," " expects ," and words of similar import, constitute " forward-looking statements ."  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Annual Report on Form 10-K, as well as in other documents we file with the Securities and Exchange Commission (" SEC ").

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operations

We have commenced operations as an exploration stage company.  We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own a 100% interest in four mineral claims known as the Use 1 - 4 claims, which are located in the west-central area of the State of Nevada, approximately 18 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals Inc.

Our plan of operation is to continue exploration work on the Use 1 - 4 claims, subject to review of the results from the first phase of exploration, in order to ascertain whether they possess economic quantities of gold.  There can be no assurance that an economic mineral deposit exists on the Use 1 - 4 claims until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Use 1 - 4 claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Results of Operations for the Three and Six Months Ending March 31, 2009

We have not earned any revenues from our incorporation on July 26, 2007 to March 31, 2009.  We do not anticipate earning revenues unless we enter into commercial production on the Vet 1- 4 claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vet 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $10,235 for the three month period ended March 31, 2009, which operating expenses were comprised of general and administrative costs, compared to $Nil for the three months ended March 31, 2008.

For the six months ended March 31, 2009, we incurred operating expenses, being general and administrative expenses, in the amount of $32,576, compared to $Nil for the six months ended March 31, 2008.

From the date of inception on July 26, 2007 to March 31, 2009 we have incurred total operating expenses of $49,577, consisting of mineral exploration costs of $3,500 and general and administrative costs of $46,077.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock.

Our principal sources of liquidity as of March 31, 2009 consisted of $1,663 in cash.

Since inception through to and including March 31, 2009, we have raised $30,400 through private placements of our common shares.  In the fall of 2008 we completed our first phase of exploration and are currently awaiting the results of that exploration to return from Australia.   Should these results be favorable we will be in a position to plan the next phase two of exploration.  The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Beddome, our President.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4:

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on March 31, 2009.  This evaluation was conducted by Kyle Beddome, our President, Chief Executive Officer and Principal Accounting Officer).

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.

Legal Proceedings

We are not presently a party to any litigation.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Changes in Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2009.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Report on Form 8-K

(a)

Exhibit(s)

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   April 27, 2009

TUFFNELL LTD.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director