Form 10-Q
period 2009-06-30
Tuffnell Ltd.
filed 2009-08-03
CIK 1450551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended   June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [ X ] Yes [     ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at a par value of $0.001 outstanding as of July 23, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

TUFFNELL LTD.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	June 30, 2009	September 30, 2008
	(Unaudited)
Current assets:

Cash	$ 1,079	$ 15,239

Total current assets	1,079	15,239

Total Assets	$ 1,079	$ 15,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$ -	$ -
Notes payable - related party	24,840	28,740

Total current liabilities	24,840	28,740

Total liabilities	24,840	28,740

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 58,860,000 and 31,500,000 shares issued and outstanding at June 30, 2009 and September 30, 2008 respectively	58,860	31,500

Additional paid-in capital	(24,960)	(28,000)

Deficit accumulated during the exploration stage	(57,661)	(17,001)

Total stockholders' deficit	(23,761)	(13,501)

Total liabilities and stockholder's deficit	$ 1,079	$ 15,239

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2009 and 2008 and the period from

July 26, 2007 (inception) through June 30, 2009

(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Costs and expenses:

Mineral exploration	$ -	$ -	$ -	$ -	$ 3,500

General and administrative	8,084	-	40,660	-	54,161

Net loss	$ (8,084)	$ -	$ (40,660)	$ -	$ (57,661)

Net loss per share:

Basic and diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average shares
outstanding:

Basic and diluted	58,860,000	-	56,787,033	-

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2009 and 2008 and the period from

July 26, 2007 (inception) through June 30, 2009

(Unaudited)

	Nine months	Nine months	Inception through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$ (40,660)	$ -	$ (57,661)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	-	-	-

CASH FLOWS USED IN OPERATING
ACTIVITIES:	(40,660)	-	(57,661)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of	30,400	-	33,900
common stock

Proceeds from (payment on) note payable – related party	(3,900)	-	24,840

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES:	26,500	-	58,740

NET DECREASE IN CASH	(14,160)	-	1,079

Cash, beginning of period	15,239	-	-

Cash, end of period	$ 1,079	$ -	$ 1,079

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2009

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

Note 2

Related Party Transactions

The company was charged the following by a director of the Company:

	Nine months ended June 30, 2009	Nine months ended June 30, 2008

Management fees	$ 1,000	$ -

The related party note payable is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3

Equity

In October 2008 the Company raised $30,400 through a private offering which included 38 shareholders, and the issuance of 27,360,000 (post split) common shares of common stock.  In November 2008, the Company approved a 1 to 18 forward stock split.  All share amounts are shown retroactively.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

This document includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 . We caution readers regarding certain forward-looking statements in this document, press releases, securities filings, and all other documents and communications.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q (" Report ") are forward looking.  The words "believes”, "anticipates”, "estimates”, “expects”, and words of similar import, constitute "forward-looking statements”.  While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks.  As a result of such risks, our actual results could differ materially from those expressed in any forward-looking statements made by, or on behalf of, our company.  We will not necessarily update information if any forward-looking statement later turns out to be inaccurate.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks and uncertainties set forth in our Registration Statement on Form S-1, as well as in other documents we file with the Securities and Exchange Commission ("SEC").

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

Results of Operations for the Three and Nine Months Ending June 30, 2009

We have not earned any revenues from our incorporation on July 26, 2007 to June 30, 2009.  We do not anticipate earning revenues unless we enter into commercial production on the Vet 1- 4 claims, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Vet 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $8,084 for the three month period ended June 30, 2009, which operating expenses were comprised of general and administrative costs, compared to $Nil for the three months ended June 30, 2008.

For the nine months ended June 30, 2009, we incurred operating expenses, being general and administrative expenses, in the amount of $40,660, compared to $Nil for the nine months ended June 30, 2008.

From the date of inception on July 26, 2007 to June 30, 2009 we have incurred total operating expenses of $57,661, consisting of mineral exploration costs of $3,500 and general and administrative costs of $54,161.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock.

Our principal sources of liquidity as of June 30, 2009 consisted of $1,079 in cash.

Since inception through to and including June 30, 2009, we have raised $33,900 through private placements of our common shares.  In the fall of 2008 we completed our first phase of exploration and are currently awaiting the results of that exploration to return from Australia.   Should these results be favorable we will be in a position to plan the next phase two of exploration.  The financing for this second phase could come from further equity financing or could come from the further lending of funds from Mr. Beddome, our President.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on June 30, 2009.  This evaluation was conducted by Kyle Beddome, our President, Chief Executive Officer and Principal Accounting Officer).

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

We did not issue any securities during the quarter ended June 30, 2009.

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

DATED:   August 3, 2009

TUFFNELL LTD.

By: /s/ Kyle Beddome

-------------------------------------

Kyle Beddome

President, Chief Executive Officer,

Principal Accounting Officer and Director