Form 10-Q
period 2010-03-31
Tuffnell Ltd.
filed 2010-05-18
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-53610

Tuffnell Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-2463465
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

81 Oxford Street
London, WID 2EU, United Kingdom

(Address of principal executive offices)

Registrant’s telephone number, including area code:  011-44- 020-7903-5084

101 N. Carson Street Carson City, NV 89701
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at May 14, 2010.

TUFFNELL LTD.

INDEX

PART	I	FINANCIAL INFORMATION

Item	1.	Financial Statements:

	Balance Sheets as of March 31, 2010
	(unaudited) and September 30, 2009		3

	Statements of Operations for
	the three and six months ended March 31, 2010 and 2009
	(Unaudited)		4

	Statements of Cash Flows for
	the six months ended March 31, 2010 and 2009
	(Unaudited)		5

	Notes to Financial Statements (Unaudited)		6

Item	2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	8

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	10

Item	4.	Controls and Procedures	10

PART	II	OTHER INFORMATION

Item	1.	Legal Proceedings	11

Item	1A.	Risk Factors (not applicable)	11

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item	3.	Defaults Upon Senior Securities	11

Item	4.	Submission of Matters to a Vote of Security Holders (not applicable)	11

Item	5.	Other Information	11

Item	6.	Exhibits	11

Signatures			12

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current assets:

Cash	$-	$444

Total current asset	-	444

Total Assets	$-	$444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$12,141	$-
Notes payable - related party	54,328	31,740

Total current liabilities	66,469	31,740

Total liabilities	66,469	31,740
Commitments
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 58,860,000 shares issued and outstanding at March 31, 2010 and September 30, 2009	58,860	58,860

Additional paid-in capital	(24,960)	(24,960)

Deficit accumulated during the exploration stage	(100,369)	(65,196)

Total stockholders' deficit	(66,469)	(31,296)

Total liabilities and stockholders’ deficit	$-	$444

The accompanying notes are an integral part of these financial statements

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2010 and 2009 and the period from
July 26, 2007 (inception) through March 31, 2010
(Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

Costs and expenses:
Mineral exploration	$—	$—	$—	$—	$4,300
General and administrative	27,601	10,285	35,173	32,576	96,069
Net loss:	$(27,601)	$(10,285)	$(35,173)	$(32,576)	$(100,369)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:

Basic and diluted	58,860,000	58,860,000	58,860,000	58,860,000

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2010 and 2009 and the period from
July 26, 2007 (inception) through March 31, 2010
(Unaudited)

	Six months	Six months	Inception through
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net loss	$ (35,173)	$(32,576)	$ (100,369)

Adjustment to reconcile net loss to
cash used in operating activities:

Net change in:

Accounts payable	12,141	-	12,141

CASH FLOWS USED IN OPERATING
ACTIVITIES:	(23,032)	(32,576)	(88,228)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Cash received from the sale of common stock	-	30,400	33,900

Shareholder advances	22,588	(11,400)	54,328

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES:	22,588	19,000	88,228

NET INCREASE IN CASH	(444)	(13,576)	-

Cash, beginning of period	444	15,239	-

Cash, end of period	$-	$1,663	$-

SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 1

Organization and Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K annual report of the Company, have been omitted.

The Company was incorporated in the State of Nevada on July 26, 2007. On February 26, 2010 the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 31,500,000 shares of common stock of the Company to George Dory. Effective February 26, 2010, Mr. Dory was appointed Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director of the Company. Mr. Dory will be paid $4,000 per month for his services to the company.

Note 2

Related Party Transactions

The Company was charged the following by a director of the Company:

	Six months ended March 31, 2010	Six months ended March 31, 2009

Management fees	$8,000	$1,000

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note3

Subsequent Events

Effective April 1, 2010, Mr. Richard J. Kehmeier, age 62, of Conifer, Colorado, was appointed to the board of directors of the Company. Mr. Kehmeier will be paid $500 per month compensation for as long as he remains a director of the company.

Effective April 12, 2010, Mr. Jared Beebe, age 60, of Quebec, Canada was appointed to the board of directors of the Company. Mr. Beebe will be paid $500 per month compensation for as long as he remains a director of the company.

On April 23 2010, Tuffnell Ltd ., (the Company) closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010 and expire on April 26, 2012.  The private placement was fully subscribed to by a non-U.S. Corporation.

Note 4

Commitments

The company has agreed to the terms as set out in the option agreement aforementioned for the Little Butte property  by making a cash payment to MinQuest of $39,261 (US) upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement. As it relates to the above payments Jack Walker received $5,000 upon signing,  shall receive $10,000 on or before February 25, 2011,$20,000 on or before the February 25, 2012, $30,000 on or before February 25 2013, $40,000 on or before February 25, 2014 and $175,000 on or before February 25, 2015.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the fourth anniversary of the signing Agreement; (iv) $300,000 on or before the fifth anniversary of the signing of the Agreement; (v) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vi) $300,000 on or before the seventh anniversary of the signing of the Agreement .

Item 2.
Management’s Discussion and Analysis or Plan of Operation

Caution Regarding Forward-Looking Statements

The following information may contain certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operations

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold.

We do not anticipate going into productions ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining Company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

 Natural resource exploration and development requires significant capital and our assets and resources are very limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage properties.   To date, we have one property under option and own another property.

Mineral Exploration Property - USE 1-4 Claims

We own a 100% interest in four mineral claims known as the Use 1 - 4 claims, which are located in the west- central area of the State of Nevada, approximately 18 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals Inc., an unaffiliated third party.

Mineral Exploration Property - Little Butte

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest Inc. granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a royalty, being located in LaPaz County, Arizona (the "Property").

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making a cash payment to MinQuest of $39,261 (US) upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement. As it relates to the above payments Jack Walker received $5,000 upon signing the Agreement, shall receive $10,000 on or before February 25, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before February 25 2013, $40,000 on or before February 25, 2014 and $175,000 on or before February 25, 2015.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the fourth anniversary of the signing Agreement; (iv) $300,000 on or before the fifth anniversary of the signing of the Agreement; (v) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vi) $300,000 on or before the seventh anniversary of the signing of the Agreement .

If and when the option has been exercised, a 100% right title and interest in and to the property shall vest in the Company free and clear of all charges except for the royalty. The Company may terminate the Agreement at any time by giving 30 days notice of such termination of the Agreement.

If the Company is in default of the Agreement, MinQuest Inc. may terminate the Agreement but only if:

(a) MinQuest has first given the Company notice of the default containing particulars of the obligations which the Company has not performed, and (b) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance

On April 27, 2010, MinQuest Inc. and the Company entered into an Option Amendment Agreement wherein the date of first payment was extended from March 12, 2010 as set out in the option agreement dated March 12, 2010 above to April 30, 2010.  On April 29, 2010, the Company made the first payment of $39,261 to MinQuest Inc. in accordance with the agreement.

Results of Operations for the Three Months Ending March 31, 2010 and the Six months ending March 31, 2010

We have not earned any revenues from our incorporation on July 26, 2007, to March 31, 2010.  We do not anticipate earning revenues unless we enter into commercial production on the Little Butte or USE 1- 4 claims, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte or USE 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production. We incurred operating expenses in the amount of $27,601 for the three month period ended March 31, 2010, which operating expenses were comprised of general and administrative costs, compared to $10,285 for the three months ended March 31, 2009.   We incurred operating expenses in the amount of $35,173 for the six month period ended March 31, 2010, which operating expenses were comprised of general and administrative costs, compared to $32,576 for the six months ended March 31, 2009.

From the date of inception on July 26, 2007 to March 31, 2010 we have incurred total operating expenses of $ 100,369, consisting of mineral exploration costs of $4,300 and general and administrative costs of $96,069.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

We had no assets as of March 31, 2010.

Since inception through to and including March 31, 2010, we have raised $33,900 through private placements of our common stock and received $54,328 in cash advances from shareholders.

On April 23, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one common share of the common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010, and expire on April 26, 2012.  The private placement was fully subscribed to by a non-U.S. corporation. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, or obligations that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended March 31, 2010.  This evaluation was conducted by George Dory, our President, Chief Executive Officer and Principal Accounting Officer.

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

Conclusion

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000 to one non-U.S. purchaser.  The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable common stock purchase warrant.  The warrants are excercisable at a price of $1.50 (US) per share commencing April 26, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1
Form of warrant covering 500,000 shares of common stock, exercisable at $1.50 per share issued during April 2010, is hereby incorporated by reference to Exhibit 10.2 to the Form 8-K current report filed by the Company on April 26, 2010.

10.2
Option Agreement with MinQuest Inc. dated March 12, 2010, to acquire the Little Butte mining property in LaPaz County, Arizona, is hereby incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 15, 2010.

10.4	Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010

10.5	Agreement by George Dory to purchase common stock of the Company from Kyle Beddom is hereby incorporated by reference to Exhibit 10.1 of the Schedule 13D filed by George Dory on March 9, 2010.

31.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company

32.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

10.4	Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010.

31.1	Certification of George Dory

32.1	Certification of George Dory