Form 10-Q
period 2010-06-30
Tuffnell Ltd.
filed 2010-08-13
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

                                                                                                             .
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,860,000 shares of common stock at August 12, 2010.

TUFFNELL LTD.

INDEX

PART	I	FINANCIAL INFORMATION

Item	1.	Financial Statements:

		Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	3

		Statements of Operations for the three and nine months ended June 30, 2010 and 2009 (Unaudited)	4

		Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 (Unaudited)	5

		Notes to Financial Statements (Unaudited)	6

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item	3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item	4.	Controls and Procedures	11

PART	II	OTHER INFORMATION

Item	1.	Legal Proceedings	12

Item	1A.	Risk Factors (not applicable)	12

Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item	3.	Defaults Upon Senior Securities	12

Item	4.	Submission of Matters to a Vote of Security Holders (not applicable)	12

Item	5.	Other Information	12

Item	6.	Exhibits	12

Signatures			13

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
Current assets:

Cash	$261,743	$444

Total current assets	261,743	444

Mineral property interest	39,261	-

Total Assets	$301,004	$444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$20,907	$-

Shareholder advances	54,083	31,740

Total current liabilities	74,990	31,740

Total liabilities	74,990	31,740
Commitments
STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized, 58,860,000 shares issued and outstanding at June 30, 2010 and September 30, 2009	58,860	58,860

Additional paid-in capital	475,040	(24,960)

Deficit accumulated during the exploration stage	(307,886)	(65,196)

Total stockholders' deficit	226,014	(31,296)

Total liabilities and stockholders’ deficit	$301,004	$444

The accompanying notes are an integral part of these financial statements

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2010 and 2009 and the period from
July 26, 2007 (inception) through June 30, 2010
(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Costs and expenses:
Mineral exploration	$120,784	$—	$120,784	$—	$125,084
General and administrative	86,733	8,084	121,906	40,660	182,802
Net loss:	$(207,517)	$(8,084)	$(242,690)	$(40,660)	$(307,886)
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding:

Basic and diluted	58,860,000	58,860,000	58,860,000	56,787,033

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2010 and 2009 and the period from
July 26, 2007 (inception) through June 30, 2010
(Unaudited)

	Nine months	Nine months	Inception through
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(242,690)	$(40,660)	$(307,886)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Accounts payable	20,907	-	20,907

CASH FLOWS USED IN OPERATING ACTIVITIES:	(221,783)	(40,660)	(286,979)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	(39,261)	-	(39,261)

CASH FLOWS USED IN INVESTING ACTIVITIES:	(39,261)	-	(39,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	500,000	30,400	533,900

Shareholder advances, net	22,343	(3,900)	54,083

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	522,343	26,500	587,983

NET INCREASE (DECREASE) IN CASH	261,299	(14,160)	261,743

Cash, beginning of period	444	15,239	-

Cash, end of period	$261,743	$1,079	$261,743

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

Note 1  Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009, as reported in the Form 10-K annual report of the Company, have been omitted.

The Company was incorporated in the State of Nevada on July 26, 2007. On February 26, 2010, the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 31,500,000 shares of common stock of the Company to George Dory. Effective February 26, 2010, Mr. Dory was appointed Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director of the Company. Mr. Dory will be paid $4,000 per month for his services to the Company.

General

The Company is in the exploration stage, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable.  The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Mineral property acquisition costs

The cost of acquiring mineral properties are capitalized and will be amortized over their estimated useful lives following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the properties are sold or abandoned.

Cost includes cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts at such time as the payments are made.

The recoverable amounts for mineral properties is dependent upon the existence of economically recoverable reserves; the acquisition and maintenance of appropriate permits, licenses and rights; the ability of the Company to obtain financing to complete the exploration and development of the properties; and upon future profitable production or alternatively upon the Company’s ability to recover its spent costs from the sale of its interests. The amounts recorded as mineral properties reflect actual costs incurred and are not intended to express present or future values.

The capitalized amounts may be written down if potential future cash flows, including potential sales proceeds, related to the property are estimated to be less than the carrying value of the property. Management of the Company reviews the carrying value of each mineral property interest quarterly, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the estimated future net cash flows.

Exploration and development costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Note 2  Related Party Transactions

The Company was charged the following by a director of the Company:

	Nine months ended June 30, 2010	Nine months ended June 30, 2009

Management fees	$16,000	$1,000

The related party payable is classified as a loan and is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

Note 3  Equity Transactions

On April 26, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one common share of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010 and expire on April 26, 2012.  The private placement was fully subscribed to by a non-U.S. corporation. The relative fair valve of the share purchase warrant was $140,496.

Note 4  Commitments

On March 12, 2010 the Company agreed to the terms of an option agreement for the acquisition of the Little Butte mining property in the State of Nevada by making a cash payment to MinQuest, Inc. of $39,261 (US) upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest, Inc. to the Company as set out in the Agreement.

As it relates to the above payments, Jack Walker received $5,000 upon signing,  shall receive $10,000 on or before February 25, 2011,$20,000 on or before the February 25, 2012, $30,000 on or before February 25, 2013, $40,000 on or before February 25, 2014, and $175,000 on or before February 25, 2015.

The Company shall complete the following exploration expenditures on the property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the fourth anniversary of the signing Agreement; (iv) $300,000 on or before the fifth anniversary of the signing of the Agreement; (v) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vi) $300,000 on or before the seventh anniversary of the signing of the Agreement.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural resource reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

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

Mineral Exploration Property - Little Butte

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a royalty, being located in LaPaz County, Arizona (the "Property").

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making a cash payment to MinQuest of $39,261 (US) upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016, and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement.

As it relates to the above payments, Jack Walker received $5,000 upon signing the Agreement, shall receive $10,000 on or before February 25, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before February 25 2013, $40,000 on or before February 25, 2014 and $175,000 on or before February 25, 2015.

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

If and when the option has been exercised, a 100% right, title and interest in and to the property shall vest in the Company free and clear of all charges except for the royalty. The Company may terminate the Agreement at any time by giving 30 days notice of such termination of the Agreement.

If the Company is in default of the Agreement, MinQuest may terminate the Agreement but only if:

(a) MinQuest has first given the Company notice of the default containing particulars of the obligations which the Company has not performed, and (b) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance

On April 27, 2010, MinQuest and the Company entered into an Option Amendment Agreement wherein the date of first payment was extended from March 12, 2010, as set out in the option agreement dated March 12, 2010 above, to April 30, 2010.  On April 29, 2010, the Company made the first payment of $39,261 to MinQuest in accordance with the Agreement.

Results of Operations for the Three Months Ended June 30, 2010 and the Nine Months ended June 30, 2009

We have not earned any revenues since our incorporation on July 26, 2007, to June 30, 2010.  We do not anticipate earning revenues unless we enter into commercial production on the Little Butte or USE 1- 4 claims, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte or USE 1 - 4 claims, or if such minerals are discovered, that we will enter into commercial production.

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Mineral Exploration. During the three months ended June 30, 2010, the Company incurred $120,784 in mineral exploration costs compared to no mineral exploration costs during the three month period June 30, 2009.

General and Administrative Expenses. During the three month period ended June 30, 2010, the Company incurred $86,733 of general and administrative expenses compared to $8,084 during the three month period ended June 30, 2009. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses.

Nine Months Ended June 30, 2010, Compared to the Nine Months Ended June 30, 2009

Mineral Exploration. During the nine month period ended June 30, 2010, the Company incurred $120,784 in mineral exploration costs compared to no mineral exploration costs during the nine month period June 30, 2009.

General and Administrative Expenses. During the nine month period ended June 30, 2010, the Company incurred $121,906 of general and administrative expenses compared to $40,660 during the nine month period ended June 30, 2009. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses.

The Company did not have any revenues during the three and nine month periods ended June 30, 2010.

From the date of inception on July 26, 2007 to June 30, 2010, we have incurred total operating expenses of $307,886, consisting of mineral exploration costs of $125,084 and general and administrative costs of $182,802.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including June 30, 2010, we have raised $533,900 through private placements of our common stock and received $54,083 in cash advances from shareholders.

On April 26, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one common share of the common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010, and expire on April 26, 2012.  The private placement was fully subscribed to by a non-U.S. corporation. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue the plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended June 30, 2010.  This evaluation was conducted by George Dory, our Chief Executive Officer, President, and principal accounting officer.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering amount of $500,000 to one non-U.S. purchaser.  The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable common stock purchase warrant.  The warrants are exercisable at a price of $1.50 (US) per share and terminate on April 26, 2012.

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

10.2
Option Agreement with MinQuest, Inc. dated March 12, 2010, to acquire the Little Butte mining property in LaPaz County, Arizona, is hereby incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 15, 2010.

10.4	Amendment to Option Agreement with MinQuest, Inc. dated March 12, 2010 is hereby incorporated herein by reference to Exhibit 10.4 to the Form 10-Q quarterly report for the period ended March 31, 2010.

10.5	Agreement by George Dory to purchase common stock of the Company from Kyle Beddom is hereby incorporated by reference to Exhibit 10.1 of the Schedule 13D filed by George Dory on March 9, 2010.

31.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company

32.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2010

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit

No.	Description

31.1	Certification of George Dory

32.1	Certification of George Dory