Form 10-K
period 2010-09-30
Tuffnell Ltd.
filed 2011-01-12
CIK 1450551

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53610

Tuffnell Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-2463465
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

81 Oxford Street
London, WID 2EU, United Kingdom

(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-44- 020-7903-5084

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s year ended September 30, 2010: $20,059,200.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  January 5, 2011:  59,360,000 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Tuffnell Ltd.

TABLE OF CONTENTS

PART I

Item 1.    Business

Tuffnell Ltd. (the “Company”)  is seeking to become a producer of gold and silver ore, and of other precious metals. The Company presently owns a mining prospect in the state of Nevada, and a mining prospect in the State of Arizona. The undeveloped properties are being evaluated by the Company.

The Company  owns mining in Nevada and Arizona, and is seeking to acquire additional undeveloped gold and silver mining properties and will seek to evaluate such properties upon their acquisition.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

•	Organic growth. We will evaluate opportunities to discover and exploit previously untapped reserves.

•	Acquisitions. reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

Plan of Operations

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold.

We do not anticipate going into productions ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting  mines into operation ourselves, and it would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are very limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage undeveloped properties.   To date, we have one property under option and own another property.

General

The Company was incorporated in the State of Nevada on July 26, 2007. On February 26, 2010, the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 31,500,000 shares of Common Stock of the Company to George Dory. Effective February 26, 2010, Mr. Dory was appointed Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director of the Company. Mr. Dory will be paid $4,000 per month for his services to the Company. The Common Stock of the Company is trading on the over-the-counter Bulletin Board under the symbol TUFF.

Market Outlook

Market indicators have shown increased strength for gold, silver and certain other metals during recent years.

Potential causes of constrained supply may include the difficulty in obtaining capital funding and obtaining mining permits.

Recent developments related to underground and surface mining are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional constraints. As the economy continues to recover, demand for gold, silver and certain other metals may rise. Increased demand, coupled with supply constraints, could result in increased demand.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand and our future operational and financial results. For example, the increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future.

Sales and Marketing

Although the Company does not presently have any marketing staff, we intend to contract with third-party producers to mine future owned or leased properties on a rate per ounce or cost plus basis.  We intend to sell any gold, silver and other metals produced by our future operations and third-party producers.  Our future sales and marketing group may include personnel dedicated to performing sales functions, transportation, distribution, market research, contract administration, and credit/risk management activities.

Suppliers

The main types of goods we expect to purchase or lease are mining equipment and replacement parts, steel-related  products, belting products, lubricants, vehicles, fuel and tires. We do not believe that we will become dependent on any individual supplier other than for purchases or lease of certain mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain mining equipment are concentrated with one principal supplier; however, supplier competition continues to develop.

Competition

The gold and silver mining industry is highly competitive.

A number of factors beyond our control affect the markets for gold, silver and other metals. Continued demand for any production and the prices obtained by us depend primarily on the consumption patterns of such industries in the U.S. and elsewhere around the world; the availability, location, cost of and price of competing sources. The most important factors on which we will compete are delivered price (i.e., including transportation costs, which may be paid by our customers), gold and silver quality characteristics and reliability of supply.

Asset Retirement Obligations

Asset retirement obligations will primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA).

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium and other similar discharges in excess of allowable limits, as required by mining permits.

Regulatory Matters

Federal and state authorities regulate the mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of mining properties after mining has been completed, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. We may in the future be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our future operations.

Mine Safety and Health

Our goal is to achieve excellent mine safety and health performance. We will measure our progress in this area primarily through the use of accident frequency rates. We believe that it will be our responsibility to our employees to provide a good safety and healthy environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We intend to utilize best practices in emergency preparedness.

The United States, Canada and other countries in which we may operate have programs for mine safety and health regulation and enforcement. As a result of industry-wide fatal accidents in recent years, primarily at underground mines, several states have adopted new safety and training regulations. In addition, MSHA has issued numerous new policies and regulations addressing, but not limited to, the following: emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. While these changes may have a significant effect on our future operating costs, our U.S. competitors with underground and surface mines are subject to the same degree of regulation.

Mining Control and Reclamation Regulations

The SMCRA is administered by the Office of Surface Mining Reclamation and Enforcement (OSM) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active future mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, the state programs and the complementary environmental programs that impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The Environmental Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (ACOE) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, will require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years.

Environmental Laws

We may become subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.

These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we may be subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may materially increase our permitting and operating costs, result in permitting delays, suspend any then current operations or prevent the opening of new mines.

Item 1A. Risk Factors

General Risks

Our auditors have issued a going concern opinion expressing substantial doubt that we can continue as a going concern.

The probability of our prospective mining claims having commercial reserves is remote, and any funds spent on exploration will probably be lost.  In all probability, our claims do not contain any commercial reserves, or may contain reserves which are not economically feasible to recover.  As such, any funds spent on exploration will, in all probability, be lost.

We will need additional funding to initiate and complete the exploration processes that may be recommended by engineers.  Even if we raise all of the funds which we intend to raise in any future offerings, we may not have enough capital to complete the exploration phases recommended in the geological evaluation reports of our contracted mining engineer with regard to our claims.  To complete the recommended exploration phases, we will be required to raise additional capital through securities offerings, debt or loans, or from our officers or directors.  We cannot guarantee that we will be able to raise the capital necessary to complete the recommended phases of exploration of our present or future properties.  If we are unable to raise additional capital, and cannot complete the recommended exploration phases, we will not be able to successfully begin operations and will not be able to realize any revenue.  As a result, we would be forced to cease all operations.

The Company has not commenced any production, thus it has had no revenues and faces a high degree of risk.  We do not own any currently producing properties, nor own any property that has proven reserves of commercially viable quantities of valuable metals.  Accordingly, we have no revenues and we have no way to evaluate the likelihood that our business will be successful. We have been involved primarily in organizational activities, due diligence on potential claims and preliminary exploration activities relating to our Little Butte property.  We have not generated any revenues since our inception.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stages, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our mining properties and the production of minerals from our claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business of the Company will most likely fail.

We lack a significant operating history and have losses which we expect to continue into the future.  We were incorporated on July 26, 2007, and we have not started any significant development of our mining properties or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to explore our mining claims and our ability to generate revenues from operations from our claim.  Based upon our current plans, we expect to incur operating losses in the foreseeable future.  This will happen because there will be expenses associated with the research and exploration of our present and future mineral properties when they are acquired, and we may not generate revenues in the future.   Failure to generate revenues may cause us to suspend or cease activities.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve or commercial mining operations, we cannot generate revenues unless we sell our mining claims or other mining rights.

Because we will have to spend additional funds to determine if we have commercial reserves, we will have to raise additional money or risk having to cease our operations.  Even if we complete an exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, testing, exploration, and engineering studies before we will know if we have a commercially viable gold and copper deposit.  Because our current capitalization is insufficient to achieve such further drilling, testing, exploration, and engineering studies, it will be necessary to raise additional funds.  If we are unable to raise such funds, we would be forced to suspend or cease our activities.

Because our officer and directors of the company have other business activities and will only be devoting a percentage of their time to our operations, our operations may be sporadic with periodic interruptions or suspensions of exploration.

Risks in the Mining Industry

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages which could hurt our financial position and possibly result in the failure of our business.  Mineral exploration and development involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material, adverse effect on our financial position, or could cause us to cease operations.

If we discover commercial reserves of precious metals on our mineral properties, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.  If our exploration program is successful in establishing the existence of gold and copper of commercially and economically viable tonnage and grade on any of our claims, we will require additional funds in order to begin operations of commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims, and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

If access to our mineral claims is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.  It is possible that snow, rain, or other environmental factors could cause the mining roads providing access to our future claims to become impassable. If the roads are impassable, we would be delayed in our exploration timetable and incur unforeseen expenses.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.  There are federal and state governmental regulations that oversee and materially restrict mineral property exploration and development. Under United States, Canada and other mining laws, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While such laws will not affect our future exploration plans, if we begin drilling operations on our properties, we will incur such regulatory oversight and regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of gold and silver is subject to change. Change in existing regulations and new regulations could increase our costs of doing business, and prevent us from beginning or continuing operations.

Gold and silver exploration and development is a highly competitive industry.  The Company faces competition from multinational, national, and regional companies.  Many of the Company’s competitors are larger, longer established, and have far greater financial resources and exploration and operational experience than our Company. The Company may be unable to compete effectively.

Because of consumer demand, the demand for any gold, silver and copper that we may recover from our future claims may be slowed, resulting in reduced revenues to the Company.  Our success will be dependent primarily on the demand for gold and silver. If consumer or industrial demand slows our revenues may be significantly affected. This could limit our ability to generate revenues, and our financial condition and operating results may be harmed, possibly resulting in loss of investment.

The prices of gold and silver metal is volatile, and price changes are beyond our control.  The price of base metals fluctuate.  The prices of base metals have been and will continue to be affected by numerous factors beyond our control.  Factors that affect such metals include the demand from consumers, economic conditions, over supply from secondary sources, and costs of production.  Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and the viability of our operations.

The volatility of gold or silver prices in general may adversely affect our exploration efforts.  If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties.  We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:
o  industrial and jewelry demand;
o  market supply from new production and release of existing bullion stocks;
o  central bank lending, sales and purchases of gold or copper;
o  forward sales of gold and silver by producers and speculators;

o  production and cost levels in major metal-producing regions;
o  rapid short-term changes in supply and demand because of speculative or hedging activities; and
o  macroeconomic factors, including confidence in the global monetary  system; inflation expectations; interest rates and global or regional political or economic events.

Gold and silver exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of gold and silver exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the Company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our Company.  The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1,000 mining companies operate in North America, including gold and silver.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our prospective claims by other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our prospective claims.

Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

All mining is regulated by the government agencies at the federal, state and county levels of government in the United States.  Compliance with such regulation has a material effect on the economics of our operations and the timing of project development.  Our primary regulatory costs are expected to be related to filing fees pertaining to the location of unpatented mining claims which were staked on Federal ground.  In the event mineralization of commercial interests would be found by the exploration program, obtaining licenses and permits from government agencies before the commencement of mining activities would be very expensive and time consuming. An environmental impact study may be required to be undertaken on our property in order to obtain governmental approval to commence and conduct mining on our  properties.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

We face substantial governmental regulation.

Safety

If we commence mining operations in the United States, for example, we will be subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.  The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Current Environmental Laws and Regulations

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine.  Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive.  We expect to make in the future significant expenditures to comply with such laws and regulations.  These requirements include regulations under many state and U.S. federal laws and regulations, including:

o  the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of  hazardous substances;
o  the U.S. Endangered Species Act;
o  the Clean Water Act;
o  the Clean Air Act;
o  the U.S. Resource Conservative and Recovery Act ("RCRA");
o  the Migratory Bird Treaty Act;
o  the Safe Drinking Water Act;
o  the Emergency Planning and Community Right-to-Know Act;
o  the Federal Land Policy and Management Act;
o  the National Environmental Policy Act; and
o  the National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as our proposed operation, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

Our future properties may be in a historic mining district with past production and abandoned mines.  We may be exposed to liability, or assertions of liability that would require expenditure of legal defense costs under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

Environmental Regulations

Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards.  We have no control over the refiner's operations or their compliance with environmental laws and regulations.

Potential Legislation

Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business.  Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could, therefore, affect future levels of mineral production.

Governmental Regulation

If we commence mining operations in the future, we will be subject to inspection and regulation by:

 o  Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.
 o  The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards  not covered by MSHA.

Environmental Liability

We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production.  To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us.  We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

Environmental Permits

All of our exploration activities will be subject to regulation under one or more of the various State and federal environmental laws and regulations in the U.S. and in other countries. Many of the regulations require us to obtain permits for our activities.  We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities.  It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time.

Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities.  The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

There may be possible title defects on our future mining claims.

Undetected title defects could affect our interests in future mining claims acquired and owned by the Company in the future.  We will investigate title to our future claims and may not obtain title opinions and title insurance with respect to such claims. This should not be construed as a guarantee of title and there is no guarantee that the title to our future properties will not be challenged or impugned. Any challenge to our title could delay the exploration, financing, and development of the property and could ultimately result in the loss of some or all of our interest in our properties.  Our properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials when financing becomes available. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Item 1B.  Unresolved Staff Comments.

None

Item 2.     Properties.

The principal executive offices of the Company are leased and are located at 81 Oxford Street London, WID 2EU, United Kingdom.
.
Mineral Exploration Property - Little Butte

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a royalty, being located in LaPaz County, Arizona.

Under the terms of the Agreement, MinQuest, Inc. has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the property by making cash payments to MinQuest, Inc. of $39,261 on signing the Agreement, $10,000 on or before February 25th 2011, $20,000 US on or before March 12, 2011, $20,000 on or before the February 25th 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25th 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25th 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25th 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the property in good standing.

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

If the Company is in default of the Agreement, MinQuest may terminate the Agreement but only if:

(a) MinQuest has first given the Company notice of the default containing particulars of the obligations which the Company has not performed and (b) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance.

The Company completed its preliminary Phase 1 drilling tests for its Little Butte project during September 10, 2010.  Several holes had significant intercepts.  For example, Hole LB1010 had the best intercept at the northern-most hole drilled to test an interpreted fault zone and has discovered high-grade gold/copper mineralization under the gravel cover.  LB1010 contains 15 feet averaging 0.25 oz/ton gold between 20 and 35 feet.  The gold intercepts include 5 feet averaging 0.59 oz/ton.  In addition the hole contains 95 feet averaging 1.13% copper between 10 and 105 feet depth including 15 feet averaging 4.41% copper.  The mineralization in LB1010 was evidenced by gold values up to 0.59 oz/ton over 5 feet and copper values as high as 7.63% over 5 feet.  This new discovery under gravel cover has only one intercept so true widths of intercepts cannot yet be established.  However, the current interpretation of a vertically oriented fault zone is shown on the LB1010 cross-section.  One other high-grade gold intercept (5 feet @ 2.98 oz/ton gold) is noted in hole LB1009 to the south on the same fault zone.  Because it is only a single assay interval, it is much less significant that LB1010.

Land Status: MinQuest Inc. holds the property via 85 unpatented mining claims which are 100 percent owned and 7 patented claims, which are optioned with no retained royalty.  12  of the 85 unpatented claims  were recently located bringing the total land package to approximately 1,840 acres.  The Company has optioned the entire property package from MinQuest, Inc.

History: The first claims in the area, which became known as the Plomosa Mining District, were staked in the 1890’s.  The largest producer was the Little Butte Copper Mine, from which copper-gold ore mined averaged 4-6 percent copper and 0.2-0.3 oz/ton (7-10 g/t) gold according to 1940-1942 records.  Earlier production appears to have been somewhat higher grade but production figures are not available.  The ore was mined from a northwest trending fault zone which dips to the northeast.  The host rocks are Tertiary age sediments.  Gold was mined from workings west and southwest of the Little Butte Copper Mine hosted by Precambrian granite.  These high angle quartz-hematite veins dominantly trend north to northeasterly but some trend northwesterly.  The only recorded production from these areas, dated 1910 and 1911, averaged 1.13 oz/ton (38.7 g/t) gold.  Total recorded production (1910-11, 1929-31, 1940-42 only) for the district is only 5,000 ounces of gold, 350,000 pounds of copper and 7,000 ounces of silver.

The most recent attempt to mine in the district was conducted in 1960 when Loma Grande Mining Company attempted to vat leach gold using cyanide.  The venture failed, apparently because of a lack of experience on the part of the operator.  In the period 1983 to 1990 several significant exploration programs were conducted.  Tenneco drilled 6,005 feet in 24 holes in the granitic basement rocks south of Little Copper Butte in 1983-84.  U.S. Borax drilled 8,790 feet in 18 holes in the southwestern part of the district in 1984-86.  Homestake drilled 20,200 feet in 54 holes  in sediments in the northern portion of the district in1988-91.  Only U.S. Borax analyzed drill cuttings for copper.  All other drilling was only analyzed for gold.  MinQuest, Inc. has conducted some analysis for copper.

Geology and Mineralization:  Basement rocks at Little Butte consist of Precambrian age granite, gneiss and to a lessor extent, schist.  Tertiary age sediments and volcanics were deposited on the Precambrian rocks beginning with a basal conglomerate derived from the basement.

Above the conglomerate is a thick section of arkose-rich sediments.  This section, which also contains siltstone, limestone and a few tuffaceous units is often calcareous.  The arkosic portion of the section hosts the bulk of the copper-gold mineralization tested by Homestake.

Above the arkose-rich section there is a rapid change to  volcanic dominated strata.  Andesitic to basaltic flows and tuff are interbedded with lesser limestone, sandstone, shale and siltstone. Andesite to rhyolite dikes are common.  All of the above rocks, with the possible exception of some younger basalt flows and mafic dikes are altered by the mineralizing event.

Doming, caused by the inferred emplacement of a Tertiary age intrusive, has tilted older Tertiary sediments and erosion has exposed Precambrian basement rocks.  This doming has a northwest elongation parallel to the regional bedding trend.  Regionally, rocks dip southwest, but around the dome rocks dip off of the former high.  The most prominent structures trend northwest, with northeast faults less conspicuous and north-south faults common but poorly defined.  The northwest and northeast sets appear to be tensional features while the north-south set is strike slip in origin. The northwest set is dominant, probably younger than other trends and may be in part post-mineral.  Rotation along half-graben faults is evident especially along northwest trending faults in the northeastern portion of the district.  The north-south and northeast structure sets appear most mineralized.

Quartz-hematite-sulfide (oxidized) stockworks and sheeted vein structures are found within the granitic basement rocks over a 3,000 feet by 4,000 feet area.  A recently completed study of stockwork veining within this area shows alteration and mineralization characteristic of a Grasberg style system.  Early widespread intense potassic alteration is cut by hematite veins and then by quartz-sulfide veins.  Grab samples used in the study and containing quartz-sulfide veins assayed as high as 1.05 oz/t (36 g/t) gold.  Fluid inclusion temperatures as well as the lack of skarn indicates the current level of erosion is high in the mineralizing system.  The gold seen at surface could be leakage from a much larger mineralized cupola occurring above an intrusive body at depth. While the immediate target is the shallow sediment hosted mineralization, at some point deeper drilling will be needed to test the stockworks and the deep cupola.

A detachment fault has been documented south of the district.  No associated mineralization has been found.

Plotting of all known rock chip and drill hole geochemistry for the district shows a distinct metal zonation.  A molybdenum rich core (>50ppm) is surrounded by a generally northeast trending copper-gold zone where many samples average greater than 0.1 % copper and 0.15 ppm gold.  This zone as currently defined is 6,500 feet wide and 13,000 feet long.  It is open ended.  Anomalous lead-zinc-silver is found south of the copper-gold zone.  Fluorite and barite are also common in the district, but insufficient analyses were conducted to determine their zonal pattern.

Copper-gold mineralization occurs as two basic types at Little Butte. High angle faults, shear zones, and stockworks (as mentioned above) contain copper/gold mineralization in the form of quartz-hematite-sulfide (oxidized) veinlets.  This structure hosted mineralization was slightly tested by Tenneco whose stated target was actually flat lying detachment fault hosted gold.  Scattered drilling in the granitic basement found several narrow intercepts of 0.01-0.08 oz/ton (0.34-2.7 g/t) gold.

Secondly, copper/gold mineralization also occurs in arkose of Tertiary age just above the contact with Precambrian granite.  A 1988-91 gold exploration program by Homestake found several ore grade drill intercepts (best hole contained 21 meters averaging 0.127 oz/ton or 4.4 g/t) gold hosted by the arkose.  Several other +0.04 oz/ton (1.4 g/t) intercepts occur across the tested area. The mineralization is all oxide and appears to be heap leachable as shown by the few bottle roll tests done.

No copper analysis of drill cuttings was done by Homestake.  MinQuest, Inc. obtained the drilling pulps and have analyzed some holes for for soluble copper. Of 11 holes studied, scattered over nearly 3 km2, 6 were found to contain greater than 30 meters averaging greater than 0.10  percent acid soluble copper.  The best hole contains 93 meters averaging 0.25 percent copper.

Targets:  The immediate target at Little Butte is gold associated with arkosic sediments.  The arkose hosted mineralization discovered by Homestake has a resource potential of approximately 1.0 million ounces of heap leachable grade gold (+0.01 oz/ton).  Homestake tested only a small portion of the 13,000 feet by 6,500 feet zone which is open ended.  This target is located peripheral to the altered quartz-hematite stockwork area.  The same area has oxide copper potential as shown above. Finding major feeder structures, which channel mineralization into the arkose, is the key to finding the targeted size and grade.  The area known as the Walker Patented Claims (Walker Target) have enough historic drilling to outline a small shallow resource. Fill-in and extension drilling of this target is the initial program planned for the property. Past bottle roll metallurgy shows good gold recoveries. This is an open pit heap leach target that has room to grow.

A compilation of all available work in the district shows copper-gold occurs within a large open-ended zone.  A central molybdenum anomaly roughly correlates with copper-gold bearing quartz-hematite-sulfide  stockwork veining and potassic alteration.  This same assemblage (Cu-Au-FeOx) is found in a number of world class copper-gold porphyries throughout the world including Grassberg in Indonesia.  The target is copper-gold in a large stockwork zone associated with a Tertiary age intrusive at depth.  The strength of mineralization may increase as one approaches the intrusive.  Although no skarns are present on the property, fluid inclusion temperatures of +250o C for quartz veins indicate the Tertiary intrusive related target is within a drillable depth.  The Grassberg deposit consists of 1 billion tons grading 1.4 percent copper and 0.06 oz/ton gold.  This is an underground, block cavable target.

Mineral Exploration Property - USE 1-4 Claims

We own a 100% interest in four mineral claims known as the USE 1 - 4 claims, which are located in Esmeralda County in the west- central area of the State of Nevada, approximately 18 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals Inc., an unaffiliated third party.

The USE property consists of four contiguous, located, lode mineral claims, USE 1-4 comprising a total of 82.64 acres. The Company is the beneficial owner of the mineral claims.

The mineral claim area is underlain by unconsolidated material comprised of desert wash, colluvium, alluvial and playa deposits of Quaternary period and immediately adjacent to the claim  area on the south and west are Lower Paleozoic age meta-sediments and Mesozoic age plutonic rock units.

Immediately adjacent to the mineral claims on the southeast the observed rock exposures reveal in places  low angle, thrust faulting.

The underlying rock units exhibit a distinctive NW-SE trending aeromagnetic pattern that could indicate a response due to a rock contact.  All of the mineral claim area is drift or overburden covered and offers exploration potential. The author feels that the potential exists for movement of mineralizing fluids to have impregnated these northeasterly to east-westerly trending zones. These fluids could emanate from deeper sources related to intrusive activity and travel along structurally prepared conduits in the underlying bedrock.

The mineral claim is favorably situated and may require geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and reconnaissance soil geochemistry program. An exploratory drilling program could follow the Phase 1 and 2 surveys and be contingent upon positive results being obtained from the previous fieldwork.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance
Property Description and Location The USE mineral claims consist of 4 located mineral claims in one contiguous, 2x2 group  that are listed as follows:

The USE 1-4 mineral claims  comprise a total of 82.64 acres. The mineral claim area may be located on the Esmeralda County 1:250,000 map sheet or the Weepah Quadrangle 71/2' map sheet. At the center of the property the latitude is 37° 57.600' N and the longitude is 117° 31.000' W. The USE 1-4 mineral claims lie approximately 18 air miles southwest of Tonopah, NV.

Accessibility, Climate, Local Resources, Infrastructure and Physiography: The USE property lies in the west central area of the State of Nevada southwest of the Town of Tonopah and is accessible from Highway 95 by traveling north of the Town for 34 miles to the Silver Peak cutoff (Nevada Highway 265). Go south for 18 miles towards Silver Peak and turn to the east at the Weepah junction. Travel northeast for 3.4 miles to a fork in the road. Take the left fork and travel north for 5 miles to the canyon and another fork in the road. Take the left fork 7 miles to the north to the ghost town of Weepah and take the right fork to the east for 2 miles to a junction. Take the north fork for 5 miles to another fork and keep to the right (southwest) for one mile to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent, this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F° average with high spells of 100+F° while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F° with low spells down to -20 F°.

The Town of Tonopah offers much of the necessary amenities required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south of Tonopah.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration program are at hand in the Tonopah-Silver Peak areas.

The USE property lies in low sloping terrain that occurs on the western flank of a moderately steep mountainous hill. Much of this area with many broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. The area is arid. Many intermittent, old south draining water courses traverse the area, but surface water is very scarce and potable surface water does not occur. Drilling water would have to be trucked in from Silver Peak. Mining holds an historical and contemporary place in the development and economic well being of the area.

The claim area ranges in elevation from 6,100' to 6,200' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of north and northwest draining, dry watercourses that traverse the general area. The area has been surficially altered both by fluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably.

History: The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Weepah Camp in 1904, Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

Regional Geology: The regional geology of Nevada is depicted as being underlain by all major types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature suggests W to E compression that has expression through low angle thrust faulting and bringing the older rock units into contact with the younger units as a detached assemblage. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

The geology of Esmeralda County has been recognized to contain three unconformable assemblages; the older sedimentary and metamorphic units with a mid-aged sedimentary and igneous assemblage and the youngest volcanic-sedimentary assemblage. These major divisions are divided by unconformities, i.e. periods of age that are not represented or erosion gaps in the record.

Local Geology: The local geology within the Weepah area appears to be represented by the older meta-sedimentary contacting with the younger Jurassic aged intrusive rock units. The youngest Post Plutonic assemblage occurs about the older rock units. Thrust faulting is evident in the area and may offer exploration potential.

Tertiary age volcano-sediments and ash fall tuff units are abundant on the west side of the Weepah hills. Much of the area has very young unconsolidated cover on the flanks of many of the hills and older stream courses.

Property Geology: The geology of the USE property area may be described as being covered by Quaternary age desert wash, collovium, alluvium and playa deposits and immediately adjacent to the claim area are surrounding Lower Paleozoic age meta-sediments and Mesozoic age intrusive rock (plutonic) units.

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

Deposit Type: The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and may be sought in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in close proximity to the mineral claim area.

The base and precious metal deposit types that historically predominate in the general area are as the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization.

Geophysical techniques may be most effective in the covered areas as a follow-up to the prospecting and soil sampling program.

Mineralization: By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

Geophysics of the USE 1-4 Mineral Claims: The aeromagnetic results are from a survey after U.S.G.S. map GP-753.The USE property is seen to lie in an area of a distinctive NW-SE aeromagnetic trend. The moderately strong changes in gradient of the aeromagnetic contours in the claim area suggests changes that may be related to a geological rock contact. In this area, ground geophysical surveys may add more detail to our understanding of the possible potential of the mineral claims.

Geochemistry of the USE 1-4 Mineral Claims: To the best of the authors' knowledge, the USE 1-4 property may not have undergone any detailed ground exploration work including geochemistry which may have usefulness in this area. Although much surface hand trenching has been performed in both the regional and local areas. The author favors some mobile metal ion (MMI) soil sampling and very selective, total digestion method followed by a sensitive trace element analyses.

Drilling: No drilling appears to have taken place on the area covered by the USE 1-4  mineral claims.

Sample Method and Approach: Standard sampling methods are utilized, for example a rock sample would be acquired from the rock exposure with a hammer. The sample will be roughly 2”x2”x2” of freshly broken material. The sample grid location correlated with global positioning system (GPS) location will be marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. At this point, it is necessary to suggest that a three phase exploration approach be recommended.

Mineral Processing and Metallurgical Testing: No mineral processing or metallurgical testing analyses have been carried- out on the USE property.

Mineral Resource and Mineral Reserve Estimates: No mineralization has been encountered to date by the author and no calculation of any reliable mineral resource or reserve, conforming to currently accepted standards, could be undertaken at this time. The Company believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a Commercially vital mineralized system in the mineral claim area. The drift covered parts of the property offer good exploration areas because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as the aeromagnetic survey may indicate possible exploration areas of interest within the USE 1-4 mineral claims.

Prospecting, mapping and a reconnaissance geochemical soil survey of the claim area is expected to be undertaken if and when the Company is in a position to do so. The following two phase exploration proposal and cost estimate is being considered with the understanding that consecutive exploration phases are contingent upon positive results being obtained from each preceding phase:

Phase 1

Detailed prospecting, mapping and MMI soil geochemistry. This program is expected to take 30-45 days to complete including turnaround time on the analyses that are conducted in Australia. The estimated cost for this all inclusive program is	$8,000

Phase 2

Magnetometer and VLF electromagnetic or other geophysical grid-controlled surveys over the areas of interest determined by the Phase 1 survey. This program is expected to take one month to complete. Included in this estimated cost are transportation, accommodation, board, grid installation, the geophysical surveys, maps and report	9,000

Total	$17,000

Recommended Drilling: No recommendations for drilling on the USE 1-4 mineral claims can be or has been or has been made at this time. If the exploration were to proceed through Phase 2 this decision could possibly then be made.

The Company has decided not to pursue the USE 1-4 claims.

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Common Stock of the Company is currently traded on the over-the-counter Bulletin Board market, and is quoted under the symbol TUFF.

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) for the periods indicated.
	High Closing Bid Price		Low Closing Bid Price
Year Ended December 31, 2009
3 rd Quarter(1)	$	None	$	None
4 th Quarter	$	None	$	None
	High Closing Bid Price		Low Closing Bid Price
Year Ending December 31, 2010(1)
1 st Quarter		$0.58		$0.50
2 nd Quarter		$1.21		$0.55
3 rd Quarter		$1.24		$0.47
4 th Quarter (through Dec.31, 2010)		$0.88		$0.46

(1) There was no trading in the Common Stock of the Company until September 19, 2009 when trading commenced on the over-the- counter bulletin board market.

Stock Transfer Agent

The transfer agent of the Company is Empire Stock Transfer, 1859 Whitney Mesa Dr Henderson, NV 89014.  Telephone (702) 818-5898.

No Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Item 6.  Selected Financial Data

	Year Ended	Year Ended
	September 30, 2010	September 30, 2009
Revenues	$0	$0
Mineral Explorations	$227,454	$800
General and administrative expense	$204,436	$47,395
Net loss	$(431,890)	$(48,195)
Net loss per share	$(0.01)	$(0.00)

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Plan of Operation

As at September 30, 2010, we had a cash balance of $79,150.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity may require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs, such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits.  Our current cash on hand will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition.  As a reporting company, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•	our ability to raise additional funding;

•	the market price for minerals that may be found on the Little Butte mineral claims;

•	the results of our proposed exploration programs on our mineral properties; and

•	our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operation

The Company did not have any operating revenues or  income from the inception (July 26, 2007) through September 30, 2010.  For the period from inception, July 26, 2007 through the year ended September 30, 2010, the Company recognized a net cumulative loss of $497,086.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with exploration, legal, accounting and office expenses.

Revenues: The Company did not have any revenues during the fiscal years ended September 30, 2010 and  2009. The mining claims have not been developed nor have any production operations been conducted on the mining claims of the Company.

Mineral Exploration: The Company has acquired two mining claims and has conducted preliminary mining exploration testing and evaluation of its claims. During the fiscal year ended September 30,2010, the Company incurred $227,454 for geological testing and evaluation, compared to $800 during the fiscal year ended September 30,2009, an increase of $226,654.

General and Administrative Expenses: During the fiscal year ended September 30, 2010, the Company incurred general and administrative expenses of $204,436, compared to $47,395 during the fiscal year ended September 30,2009, an increase of $157,041. General and administrative expenses were incurred primarily for accounting services, legal services, office expenses and travel.

Net Loss: The Company incurred a net loss of $431,890 during its fiscal year ended September 30, 2010, compared to a net loss of $48,195 during the fiscal year ended September 30, 2009, an increase of $383,695. The increase in the net loss of the Company was attributable to the acquisition of mining claims and the cost of becoming a registered public company and compliance with reporting and other requirements of a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

At September 30, 2010, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

On April 26, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consisted of one share of Common Stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010, and expire on April 26, 2012.

During November 2010, the Company sold 166,667 shares of common stock for $100,000 with a warrant to purchase 166,667 additional shares of Common Stock at an exercise price of $1.00 per share that expires on November 4, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, the Company’s views certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Tuffnell Ltd.

(An Exploration Stage Company)

London, United Kingdom

We have audited the accompanying balance sheets of Tuffnell Ltd. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from July 26, 2007 (inception) through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tuffnell Ltd. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from July 26, 2007 (inception) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

January 6, 2011

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2010	September 30, 2009

ASSETS
Current assets:
Cash	$79,150	$444

Prepaid deposits	5,330	-

Total current assets	84,480	444

Capital assets:

Mineral property interests	39,261	-

Total assets	$123,741	$444

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Accounts payable	$29,351	$-

Notes payable – Related party	57,576	31,740

Total current liabilities	86,927	31,740

Total liabilities	86,927	31,740

Commitments

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 59,360,000 and 58,860,000 shares issued and outstanding at September 30, 2010 and 2009, respectively	59,360	58,860

Additional paid-in capital	474,540	(24,960)

Deficit accumulated during the exploration stage	(497,086)	(65,196)

Total stockholders' equity (deficit)	36,814	(31,296)

Total liabilities and stockholders' equity (deficit)	$123,741	$444

The accompanying notes are an integral part of the these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the years ended September 30, 2010 and 2009 and the period from
July 26, 2007 (inception) through September 30, 2010

	Year ended	Year ended	Inception through
	September 30, 2010	September 30, 2009	September 30, 2010

Costs and expenses:

Mineral exploration	$227,454	$800	$231,754

General and administrative	204,436	47,395	265,332

Total expenses	431,890	48,195	497,086

Net loss	$(431,890)	$(48,195)	$(497,086)

Net loss per share:

Basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding:

Basic and diluted	59,075,068	57,309,534

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from July 26, 2007 (Inception) through September 30, 2010

	Common stock			Deficit
			Additional	accumulated
			paid-in	during the
	Shares	Amount	capital	exploration	Total

Issuance of common stock for cash	-	$-	$-	$-	$-

Net loss				-	-

Balance,September 30, 2007	-	-	-	-	-

Issuance of common stock for cash	31,500,000	31,500	(28,000)	-	3,500

Net loss	-	-	-	(17,001)	(17,001)

Balance, September 30, 2008	31,500,000	$31,500	$(28,000)	$(17,001)	$(13,501)

Issuance of common stock for cash	27,360,000	27,360	3,040	-	30,400

Net loss	-	-	-	(48,195)	(48,195)

Balance, September 30, 2009	58,860,000	$58,860	$(24,960)	$(65,196)	$(31,296)

Issuance of common stock for cash	500,000	500	499,500	-	500,000

Net loss	-	-	-	(431,890)	(431,890)

Balance, September 30, 2010	59,360,000	$59,360	$474,540	$(497,086)	$36,814

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended September 30, 2010 and 2009 and
the period from July 26, 2007 (Inception) through September 30, 2010

	Year ended	Year ended	Inception through
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(431,890)	$(48,195)	$(497,086)

Adjustment to reconcile net loss to cash used in operation activities:

Net change in:

Prepaid deposits	(5,330)	-	(5,330)

Accounts payable	29,351	-	29,351

CASH FLOWS USED IN OPERATING ACTIVITIES	(407,869)	(48,195)	(473,065)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	(39,261)	-	(39,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	(39,261)	-	(39,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	500,000	30,400	533,900

Shareholder advances, net	25,836	3,000	57,576

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	525,836	33,400	591,476

NET INCREASE (DECREASE) IN CASH	78,706	(14,795)	79,150

Cash, beginning of period	444	15,239	-

Cash, end of period	$79,150	$444	$79,150

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $497,086 since its inception, has a working capital deficit of $2,447, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2 Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

Asset Retirement Obligations

The Company has adopted the provisions of FASB ASC 410, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of September 30, 2010, management has determined that the Company does not presently have such an obligation.

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

Effective January 1, 2009, we adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, “Derivatives and Hedging.” Our adoption of the standard had no impact on our financial results

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results. Our adoption of the standard had no impact on our financial results.

Management does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the accompanying financial statements.

Note 3         Related Party Transactions

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

The company incurred the following fees for director and officer compensation

	Year ended September 30, 2010	Year ended September 30, 2009

Management fees	$30,048	$1,000

Note 4   Equity Transactions

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

On April 26, 2010, the Company closed a private placement of 500,000 units at $1.00 per unit for a total offering price of $500,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $1.50 per share commencing April 26, 2010 and expire on April 26, 2012. The private placement was fully subscribed to by a non-U.S. corporation. The relative fair valve of the share purchase warrant was $141,702.

Note 5  Commitments

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a royalty, being located in LaPaz County, Arizona (the "Property").

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making cash payments to MinQuest of $39,261 upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016, and $60,000 on or before March 12, 2017.

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

Effective April 12, 2010 Mr. Jared Beebe was appointed a Director of the Company which has agreed to pay Mr. Beebe $500 per month for his services.

Effective April 1, 2010, Mr. Richard Kehmeier was appointed a Director of the Company which has agreed to pay Mr. Kehmeier $500 per month for his services.

Note 6   Income Taxes

A reconciliation of income tax provision to the provision that would be recognized under the statutory rates is as follows:

	September 30, 2010	September 30, 2009
	$	$
Refundable income tax attributable to:
Net operating loss	146,800	16,400
Change in valuation allowance	(146,800)	(16,400)
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	September 30, 2009
	$	$
Refund attributable to operating loss	169,000	22,200
Valuation allowance	(169,000)	(22,200)
Net deferred tax asset	-	-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

No provision for income taxes has been provided in these financial statements due to the net loss.  At September 30, 2010 the Company has net operating loss carry forwards, which expire commencing in 2028, totalling approximately $496,900, the benefit of which has not been recorded in the financial statements.

Note 7  Subsequent Events

On November 4, 2010, the Company closed a private placement of 166,667 units at $.60 per unit for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $1.00 per share commencing November 5, 2010 and expire on November 4, 2012. The private placement was fully subscribed to by a non-U.S. corporation. The relative fair valve of the share purchase warrant was $29,084. These shares have not yet been issued.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).  Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of September 30, 2010.  This evaluation was conducted by George Dory, our Chief Executive Officer, President, and principal financial and accounting officer.

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

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer and principal financial and accounting officer has concluded that, subject to the limitations noted above, the disclosure controls and financial reporting controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are:

Name	Age	Position

George (Gyorgy) T. Dory	55	Director, Chief Executive Officer, President, Treasurer and Secretary

Richard J. Kehmeier,	62	Director

Jared Beebe	60	Director

Mr. Dory became a director and the chief executive office, Patient, Secretary and Treasure of The Company on February 26,2010. From January to April 2009, he was the finance director for manufacturing with Alstom Power Systems. From November 2006 to March 2008, he was the finance operational controller with Honeywell Technologies Sarl. From September 2005 to November 2006, he was the financial controller for Honeywell Hotechnikai Kft., and between 1999 and 2005, he was the financial director/controller of Tyco Electronics Hungary Kft. In 1982, Mr. Dory received his bachelors of business administration from Concordia University, and also received his MBA from Concordia University in 1985.

Mr. Beebe became a director of the company on April 12, 2010. Mr. Beebe is an exploration geologist with over 20 years of experience working in the mining industry. He is currently the Regional Exploration Manager with Alexandria Minerals of Val D’Or Quebec. From June 1997 to December 2009, he was a Senior Geologist and Project Manager for Whistle Pig Exploration Inc. and worked with such clients as Endeavor Silver, Clifton Star Resources, Freewest Resources, Noront Resources, Kootenay Gold, Soho Resources and Unigold Resources. In 1996 and 1997, he worked for Watts, Griffes and McOuat, and from February 1987 to August 1996, he worked as a Contract Geologist and Project Geologist for various companies. Mr. Beebe earned his Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado in 1981. He is a member of the American Instituite of Professional Geologist, the Geological Society of Nevada, the Ordre du Geologues du Quebec, and the Society of Economic Geologists. He is also currently a director for Patriot Gold and American Goldfields.

Mr. Kehmeier became a director of the company on April 12, 2010. During the past 40 years, Mr. Kehmeier has been practicing geologist in the United States, Canada and internationally. Since 2008, he has worked as a Senior Geologist with Vector Engineering, and from 1999 to 2008, he has been a consultant geologist for various companies. Over the years he has worked with such companies as Midwest Oil, Anaconda, URADCO, Union Carbide, Atlas, Gold Reserve, and Golden Odyssey. He is currently a director of American Goldfields and Colonnade Capital.  Mr. Kehmeier is also a member of the Board of Directors of American Goldfields and of Colonnade Capital.  Mr. Kehmeier obtained his Bachelor of Science Degree in geological Engineering in 1970 and his Master of Science in Geology in 1973 from the Colorado School of Mines. Mr. Kehmeier is a member of the American Institute of Professional Geologist, the Society of Economic Geologists, and the Geological Society of Nevada.

 Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Consultants

The Company expects to use consultants in the future to the extent necessary and appropriate. The Company does not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind the Company in any material respect.

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended September 30, 2010 and 2009.

					Long-Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
George T. Dory,	2010	$0	$0	$30,048	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Kyle Beddome	2010	$1000 00	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President. Secretary and Treasurer	2009	$0	$0	$0	$0	$0	$0	$0

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company encourages control persons to be up to date with their filings in relation to Section 16.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have received compensation in their capacity as directors during the fiscal years ended September 30, 2010 and 2009. Mr. Richard J. Kehmeier and Mr. Jared Beebe, directors of the Company, currently receive compensation of $500 per month for their services to the Company.

Director and Officer Indemnification and Limitations on Liability

Article Twelfth of our Articles of Incorporation and Section 6.3 of Article VI of our Bylaws limit the liability of directors, officers and employees to the fullest extent permitted by Nevada law. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except in the following circumstances:

*	A violation of the criminal law, unless the director, officer, employee or agent had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

*	A transaction from which the director, officer, employee, or agent derived an improper personal benefit;

*
Willful misconduct or a conscious disregard for the best interests of the corporation in a proceeding by or in the right of the corporation to procure a judgment in its favor on in a proceeding by or in the right of a shareholder.

This limitation of liability does not apply arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and, is therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding Common Stock of the Company by officers and directors, as well as those who own beneficially more than five percent of our outstanding Common Stock, base on 59,360,000 common shares as of  September 30, 2010.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership	of Class

George T. Dory	31,500,000 shares	53.1%
81 Oxford Street
London, WID 2EU,
United Kingdom

Jared Beebe	0	0
455 Croissant Boyer
Ile-Bizard, QC H9C 252
Canada

Richard J. Kehmeier	0	0
25187 Red Cloud Drive
Conifer, Colorado 80433

Cede & Co.	18,720,000 shares	31.54%
Box 20
Bowling Green Station
New York, New York 10004

Officers and Director as a group
(three persons)	31,500,000 shares	53.1%

 (1) Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.  See Item 8 – Note 3 to the financial statements of the Company.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended September 30, 2010 and 2009, are as follows:
Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
LBB and Associates Ltd., LLP for fiscal year ended September 30, 2010	$16,525	$0	$0	$0

LBB and Associates Ltd., LLP for fiscal year ended September 30, 2009	$11,500	$1,300	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1
The Articles of Incorporation of the Company are incorporated by reference herein to Exhibits3.1 and 3.2 to the Form S-1 registration statement filed by the Company on December 31, 2008 [File No. 333-156526]

3.1	By Laws of the Company

10.1
Option Agreement dated March 13, 2010 with MinQuest, Inc. to Acquire mining claims in LaPaz County, Arizona, krown as the Little Butte property, is herby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 16, 2010.

10.2
Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010, is hereby incorporated herein by reference to Exhibit 10.4 to the Form 10-Q quarterly report of the Company for the period ended March 31, 2010.

10.3	Lode Mining Claims to use 1-4 claims in Esmeralda County, Nevada, issued by U.S. Bureau of Land Management dated August 7, 2008.

11
Statement re: computation of per share earnings Reference is made to the statements of operations of the financial statements of the Company for the fiscal year ended September 30, 2010, included in this Form 10-K annual report of the Company.

14.1	Code of Ethics is hereby incorporated herein by reference to Exhibit 14.1 to the Form 10-K Annual Report of the Company for the fiscal year ended September 30,2009.

21	Description of subsidiaries

31.1	Certification of George Dory

32.1	Certification of George Dory

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuffnell Ltd.

Date: January 11, 2011	By:	/s/ George Dory
George Dory
Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Tuffnell Ltd.

Date: January 11, 2011	By:	/s/ George Dory
George Dory
Chief Executive Officer, Treasurer, chief financial officer and accounting officer, and Secretary