Form 10-Q
period 2010-12-31
Tuffnell Ltd.
filed 2011-02-08
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 59,610,000 shares of common stock at February 7, 2011.

TUFFNELL LTD.

INDEX

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of December 31, 2010
	(unaudited) and September 30, 2010	3

	Statements of Operations for
	the three months ended December 31, 2010 and 2009 and for the period from July 26, 2007 (inception) through December 31, 2010
	(Unaudited)	4

	Statements of Cash Flows for
	the three months ended December 31, 2010 and 2009 and for the period from July 26, 2007 (inception) through December 31, 2010
	(Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	12

PART II-	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors (not applicable)	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31, 2010	September 30, 2010
	(Unaudited)

ASSETS

Current assets:

Cash	$38,932	$79,150

Prepaid deposits	-	5,330

Total current assets	38,932	84,480

Capital assets:

Mineral property interests	39,261	39,261

Total assets	$78,193	$123,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$19,064	$29,351

Notes payable - related party	57,576	57,576

Total current liabilities	76,640	86,927

Total liabilities	76,640	86,927

Commitments

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000 shares
authorized,59,360,000 shares issued and outstanding
at December 31, 2010 and September 30, 2010	59,360	59,360

Additional paid-in capital	624,540	474,540

Deficit accumulated during the exploration stage	(682,347)	(497,086)

Total stockholders' equity	1,553	36,814

Total liabilities and stockholder's equity	$78,193	$123,741

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended December 31, 2010 and 2009 and the period from
July 26, 2007 (inception) through December 31, 2010
(Unaudited)

	Three months	Three months	Inception through
	December 31, 2010	December 31, 2009	December 31, 2010

Costs and expenses:

Mineral exploration	$128,153	$-	$368,766

General and administrative	57,108	7,572	313,581

Total expenses	185,261	7,572	682,347

Net loss	$(185,261)	$(7,572)	$(682,347)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares
outstanding:

Basic and diluted	59,360,000	58,860,000

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2010 and 2009 and the
Period from July 26, 2007 (Inception) through December 31, 2010
(Unaudited)

	Three months	Three months	Inception through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(185,261)	$(7,572)	$(682,347)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Prepaid deposits	5,330	-	-

Accounts payable	(10,287)	-	19,064

CASH FLOWS USED IN OPERATING ACTIVITIES	(190,218)	(7,572)	(663,283)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	-	-	(39,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(39,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	150,000	-	683,900

Shareholder advances, net	-	7,700	57,576

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	150,000	7,700	741,476

NET INCREASE (DECREASE) IN CASH	(40,218)	128	38,932

Cash, beginning of period	79,150	444	-

Cash, end of period	$38,932	$572	$38,932

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

(UNAUDITED)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for its fiscal 2010, as reported in the Form 10-K annual report of the Company, have been omitted.

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Note 2	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $682,347 since its inception, has a working capital deficit of $37,708, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

The Company was charged the following by a director of the Company:

	Three months ended December 31, 2010	Three months ended December 31, 2009

Management fees	$15,000	$-

Note 4	Equity Transactions

In the first quarter of fiscal 2011, the Company closed a private placement of 250,000 units at $.60 per unit for a total offering price of $150,000.  The units were offered by the Company in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.00 per share and expire on November 5, 2012.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011. The relative fair valve of the share purchase warrant was $43,190.

Note 5	Commitments

On March 12, 2010,  the Company agreed to the terms of an option agreement (the “Agreement”) for the acquisition of the Little Butte mining property (the “Property”) in the State of Nevada by making a cash payment to MinQuest, Inc. of $39,261 (US) upon signing the Agreement, $10,000 on or before February 25, 2011, $20,000 (US) on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing Agreement; (iv) $300,000 on or before the fourth anniversary of the signing Agreement; (v) $300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement.

In April 2010, the Company entered into a 6 month Investor Relations agreement which provides that the agreement may be renewed on the same terms and conditions. The agreement was renewed in October 1, 2010 for a further 6 month term and expires on April 1, 2011 unless renewed again.  The agreement provides for payment of $4,500 per month for investor relations services. The agreement further provides that it may be terminated at any time by mutual written agreement of the parties, upon dissolution, bankruptcy or insolvency off either party, by either party giving written notice to the other party that the party is in default and such default in not cured within fifteen days of such written default.  The agreement may also be terminated by the company for cause after providing written notice as it relates to any breach of duty of the contractor or breach of obligations under the agreement.

Note 6 Subsequent Events

On January 19, 2011, Kyle Beddome, a former director and shareholder of the Company, agreed to forgive all debts owing to him by the Company for nominal consideration.

Item 2.	Management’s Discussion and Analysis and Results of Operation

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

We do not anticipate going into production ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

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

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing Agreement; (iv) $300,000 on or before the fourth anniversary of the signing of the Agreement (v)$300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement .

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

Results of Operations for the Three Months Ended December 31, 2010 and the Three Months ended December 31, 2009

We have not earned any revenues since our incorporation on July 26, 2007, through December 31, 2010.  We do not anticipate producing revenues unless we enter into commercial production on the Little Butte mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte claim, or if such minerals are discovered, that we will enter into commercial production.

Mineral Exploration. During the three months ended December 31, 2010, the Company incurred $128,153 in mineral exploration costs compared to no mineral exploration costs during the three month period December 31, 2009. These mineral exploration costs were comprised of mining exploration testing and evaluation of its claims.

General and Administrative Expenses. During the three month period ended December 31, 2010, the Company incurred $57,108 of general and administrative expenses compared to $7,572 during the three month period ended December 31, 2009. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including December 31, 2010, we have raised $683,900 through private placements of our common stock and received $57,576 in cash advances from shareholders.

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

In the first quarter of fiscal 2011, the Company closed a private placement of 250,000 units at $.60 per unit for a total offering price of $150,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.00 per share and expire on November 5, 2012 .  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011.

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company ’ s assets that could have a material effect on the financial statements.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of December 31, 2010.  This evaluation was conducted by George Dory, our Chief Executive Officer, President, and principal financial and accounting officer.

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

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this quarterly report.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal 2011, the Company closed a private placement of 250,000 units at $.60 per unit for a total offering price of $150,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $1.00 per share and expire on November 4, 2012.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Form of warrants covering 250,000 shares of common stock of the Company, exercisable at $1.00 per share issued on December 13, 2010.

31.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company

32.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2011

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of warrants covering 250,000 shares of common stock of the Company, exercisable at $1.00 per share issued on December 13, 2010.

31.1	Certification of George Dory

32.1	Certification of George Dory