Form 10-K/A
period 2010-09-30
Tuffnell Ltd.
filed 2011-03-01
CIK 1450551

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date February 15, 2011:  59,360,000 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Tuffnell Ltd.

TABLE OF CONTENTS

PART I

Item 1.    Business

Tuffnell Ltd. (the “Company”)  is seeking to become a producer of gold and silver ore, and of other precious metals. The Company presently owns a mining prospect in the State of Nevada and a mining prospect in the State of Arizona. The undeveloped properties are being evaluated by the Company.

The Company owns mining property interests in Nevada and Arizona, and is seeking to acquire additional undeveloped gold and silver mining properties, and will seek to evaluate such properties upon their acquisition.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

•	Organic growth. We will evaluate opportunities to discover and exploit previously untapped reserves.

•	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve purchase transactions and joint venture opportunities.

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

Suppliers

The main types of goods we expect to purchase or lease are mining equipment and replacement parts, steel-related  products, belting products, lubricants, vehicles, fuel and tires. We do not believe that we will become dependent on any individual supplier other than for purchases or lease of certain mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain mining equipment are concentrated with a very limited number of l suppliers; however, supplier competition continues to develop.

Competition

The gold and silver mining industry is highly competitive.

A number of factors beyond our control affect the markets for gold, silver and other metals. Continued demand for any production and the prices obtained by us depend primarily on the consumption patterns  in the U.S. and elsewhere around the world; the availability, location, cost of and price of competing sources. The most important factors on which we will compete are delivered price (i.e., including transportation costs, which may be paid by our customers), gold and silver quality characteristics and reliability of supply.

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

Item 1B.  Unresolved Staff Comments.

The Company received a comment letter from the U.S. Securities and Exchange Commission dated February 3, 2011, regarding its Form 10-K annual report for its fiscal year ended September 30, 2010, and is filing this amendment to its Form 10-K to resolve such comments.

Item 2.     Properties.

The principal executive offices of the Company are leased and are located at 81 Oxford Street London, WID 2EU, United Kingdom.

Mineral Exploration Property - Little Butte

The company is in the exploration stage of its mining operations, and has no proven reserves.

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a 3% net smelter royalty, being located in LaPaz County, Arizona. The claims are Lode, unpatented Federal mining claims together with the Walker patented claims which are on private land.

Under the terms of the Agreement, MinQuest, Inc. has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the property by making cash payments to MinQuest, Inc. of $39,261 on signing the Agreement, $10,000 on or before February 25, 2011, $20,000 US on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the property in good standing. These payments include annual rental payments of $140 per claim per month for the unpatented claims.

The Company shall complete the following exploration expenditures on the property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the Agreement; (iv)$300,000 on or before the fourth anniversary of the signing Agreement; (v) $300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement .

During the fiscal year ended September 30, 2010, the Company expended approximately $227,454 to acquire the Little Butte property and to conduct its Phase I drilling tests on the property.

If and when the option has been exercised, a 100% right title and interest in and to the property shall vest in the Company free and clear of all charges except for a 3% net smelter Royalty. The Company may terminate the Agreement at any time by giving 30 days notice of such termination of the Agreement.

If the Company is in default of the Agreement, MinQuest may terminate the Agreement but only if:

(a) MinQuest has first given the Company notice of the default containing particulars of the obligations which the Company has not performed and (b) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance.

The Little Butte  property is located 2 miles north of the Town of Bouse, Arizona. Access is by paved and gravel roads using a car or truck.

The Company completed its preliminary Phase 1 drilling tests for its Little Butte project  on September 10, 2010.  Several holes had significant intercepts.  For example, Hole LB1010 had the  intercept at the northern-most hole drilled to test an interpreted fault zone and has discovered high-grade gold/copper mineralization under the gravel cover.  LB1010 contains 15 feet averaging 0.25 oz/ton gold between 20 and 35 feet.  The gold intercepts include 5 feet averaging 0.59 oz/ton.  In addition the hole contains 95 feet averaging 1.13% copper between 10 and 105 feet depth including 15 feet averaging 4.41% copper.  The mineralization in LB1010 was evidenced by gold values up to 0.59 oz/ton over 5 feet and copper values of 7.63% over 5 feet.  This new discovery under gravel cover has only one intercept so true widths of intercepts cannot yet be established.  However, the current interpretation of a vertically oriented fault zone is shown on the LB1010 cross-section.  One other  gold intercept (5 feet @ 2.98 oz/ton gold) is noted in hole LB1009 to the south on the same fault zone.  Because it is only a single assay interval, it is much less significant than LB1010.

LITTLE BUTTE RC DRILLING SUMMARY RESULTS PHASE 1
Hole #	From (ft)	To (ft)	Width (ft)	Au (g/t)	Au (oz/ton)	Cu (ppm)	Cu (%)
LB-1001	60	70	10	<0.01	<0.005	2148	0.21
	135	145	10	0.82	0.02	71
	150	155	5	0.94	0.03	63
	165	180	15	1.17	0.03	360
LB-1002	65	120	55	2.07	0.06	339
	130	140	10	0.66	0.02	164
	155	160	5	1.39	0.04	209
LB-1003	No	Significant	Au	or	Cu	Values
LB-1004	55	60	5	0.30	0.01	18
	145	150	5	0.32	0.01	17
LB-1005	265	270	5	1.13	0.03	25
LB-1006	30	35	5	0.33	0.01	1285	0.13
	70	95	25	0.03	<0.005	2221	0.22
	100	115	15	1.24	0.04	1199	0.12
	145	150	5	0.44	0.01	303
LB-1007	10	20	10	0.06	<0.005	2425	0.24
	35	55	20	0.17	<0.005	2678	0.27
	50	55	5	0.60	0.02	1910	0.19
	245	250	5	0.40	0.01	46
LB-1008	165	180	15	0.48	0.01	128
	260	270	10	2.54	0.07	22
	320	345	25	0.99	0.03	13
LB-1009	35	65	30	0.08	<0.005	2728	0.27
	55	60	5	0.34	0.01	3345	0.33
	75	90	15	34.45	1.01	851
Including	75	80	5	102.10	2.98	1655	0.17
LB-1010	10	105	95	3.14	0.09	11343	1.13
	20	35	15	8.55	0.25	44117	4.41
Including	20	25	5	20.13	0.59	2920	0.29
	45	95	50	3.35	0.10	4093	0.41
Including	75	85	10	10.61	0.31	2155	0.22
	115	125	10	1.12	0.03	1395	0.14
	215	235	20	1.13	0.03	22
	255	260	5	0.30	0.01	52
	270	275	5	0.39	0.01	138
	290	295	5	0.34	0.01	43
	320	330	10	1.53	0.04	851
LB-1011	DH	Abandoned	In	Gravel
LB-1012	DH	Abandoned	In	Gravel
LB-1012A	95	100	5	0.03	<0.005	2130	0.21

*Results only shown if Au value is greater than or equal to 0.01 oz/ton or Cu value is greater than or equal to 2,000 ppm.

**All widths shown are drilled widths. True widths are unknown until further drilling is done

The assay testing was conducted by ALS Chemex, a leading provider of assaying and analytical testing services for mining and exploration companies and has 9001:2000 certification at all of its locations.

The Little Butte property has been examined and evaluated by Mr. Richard Kern as a consulting geologist. Mr. Kern has travelled and physically examined the Little Butte mining property and supervised the Phase I exploratory drilling exploration program. Mr. Kern is the President of MinQuest.Inc.  from which the Company acquired the property. Mr. Kern has a B.S. degree in Geology from Montana State University and a Master Degree in Geology from Idaho State University.

Progress Phase 2 Drilling Program

The Company intends to complete its Phase 2 exploration program at its Little Butt property during 2011, including geophysics, trenching and core drilling subject to budget limitations.  The Company presently estimates that the cost of Phase 2 exploration would be approximately $309,000.  A break –down of the estimated costs of Phase 2 exploration program is as follows:

	LITTLE BUTTE PHASE II BUDGET 09/10
All figures in US$
				TOTAL:	$309,250

Item	Number	Rate	Units	Total	TOTAL	Sept.	Oct.	Nov.	Dec.

Salaries and Associated Costs					$38,000
Sr. Geol. (Consultant)	32	600	days	$19,200		$4,800	$4,800	$4,800	$4,800
Proj. Geol. (Consultant)	40	300	days	$12,000		$4,000	$4,000	$3,000	$1,000
Geo. Tech. (Consultant)	25	200	days	$5,000		$1,000	$2,000	$2,000	0
Draftsman (Consultant)	40	45	hours	$1,800		$500	$1,000	$300	0
Communications and Office					$1,000
Phone, fax, inet. charges	4	50	months	$200		$50	$50	$50	$50
Office supplies, postage, copies	4	50	months	$200		$50	$50	$50	$50
Maps, publications, photos	4	50	months	$200		$50	$50	$50	$50
Software	0	0	months	0		0	0	0	0
Legal costs	0	500	months	0		0	0	0	0
Accounting (consultant)	0	0	months	0		0	0	0	0
Insurance	0	0	project	0		0	0	0	0
Storage Unit Rental	4	100	months	$400		$100	$100	$100	$100
Field Work					$259,000
Geochemical Analyses	1100	25	samples	$27,500		0	$10,000	$10,000	$7,500
Geophysical Surveys-contractor	1	25000	survey	$25,000		0	$25,000	0	0
Drilling: RC-contractor	3000	25	feet	$75,000		0	$25,000	$50,000	0
Drilling:Core-contractor	2000	50	feet	$100,000		$25,000	$75,000	0	0
Mobilization-Demob.-contractor	4	4000	project	$16,000		$4,000	$8,000	$4,000	0
Drill hole surveying	0	500	Drill Hole	0		0	0	0	0
Environmental Study, filing BLM	0	5000	project	0		0	0	0	0
Reclamation/Bond	0	10000	project	0		0	0	0	0
Dozer, Grader, Backhoe, Excavator	80	150	hours	$12,000		$6,000	$6,000	0	0
Field Supplies	2	1000	project	$2,000		$1,000	$1,000	0	0
ATV/Sample Trailer Rental	30	50	days	$1,500		$500	$500	$500	0
Travel Expenses					$9,450
Air fares	2	400	trip	$800		$400	$400	0	0
Vehicle (4x4)	8000	0.55	miles	$4,400		$1,000	$3,000	$400	0
Accommodation	50	60	nights	$3,000		$1,000	$1,500	$500	0
Meals	50	25	days	$1,250		$400	$600	$250	0
Property Costs					$1,800
Leases, Options	0	10000	payments	0		0	0	0	0
Leases, Options (New)	0	5000	payments	0		0	0	0	0
Annual Claim Maintenance Fee	0	145	claims	0		0	0	0	0
New Claim recording	12	150	claims	$1,800		0	$1,800	0	0
Totals					$309,250	$49,850	$169,850	$76,000	$13,550

The Phase 2 exploration program will be concluded by the Company through its consulting geologist, Richard Kern,  It is expected that the Phase 2 exploration will be funded by a private placement offering of the common stock of the Company and by loans.

Land Status: MinQuest Inc. holds the property via 85 unpatented mining claims which are 100 percent owned and 7 patented claims, which are optioned with no retained royalty.  12  of the 85 unpatented claims  were recently located bringing the total land package to approximately 1,840 acres.  The Company has optioned the entire property package from MinQuest, Inc. The claim numbers and other data regarding the Little Butte property are contained in Exhibit 10.1 to the Form 10-Kannual report of the Company for its fiscal year ended September 30, 2010.   The 12 additional claims are Ben 54-65 have BLM serial numbers # AMC403544-555.

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

Mineral Exploration Property - USE 1-4 Claims

We own a 100% interest in four mineral claims known as the USE 1 - 4 claims, which are located in Esmeralda County in the west- central area of the State of Nevada, approximately 18 air miles west of the town of Tonopah.  We purchased these claims from Western Minerals Inc., an unaffiliated third party. The Company has decided not to pursue its exploration activities regarding the USE 1-4 Claims.

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

Recommended Drilling : No recommendations for drilling on the USE 1-4 mineral claims has been made at this time. .

The Company has decided not to pursue any exploration activities on its USE 1-4 claims.

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

Stock Transfer Agent

The transfer agent of the Company is Empire Stock Transfer, 1859 Whitney Mesa Dr, Henderson, NV 89014.  Telephone (702) 818-5898.

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

					Long-Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
George T. Dory,	2010	$0	$0	$30,048	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Kyle Beddome	2010	$1000	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President. Secretary and Treasurer	2009	$0	$0	$0	$0	$0	$0	$0

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

3.1	By Laws of the Company are hereby incorporated herein by reference to Exhibit 3.1 to the Form 10-K annual report for its fiscal year ended September 30, 2010.

10.1
Option Agreement dated March 13, 2010 with MinQuest, Inc. to Acquire mining claims in LaPaz County, Arizona, krown as the Little Butte property, is herby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 16, 2010 is herein incorporated by reference to Exhibit 10.1 to the Form 10-K Annual Report of the Company for its fiscal year ended September 30, 2010.

10.2
Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010, is hereby incorporated herein by reference to Exhibit 10.4 to the Form 10-Q quarterly report of the Company for the period ended March 31, 2010 is herein incorporated by reference to Exhibit 10.2 to the Form 10-K Annual Report of the Company for its fiscal year ended September 30, 2010 .

10.3
Lode Mining Claims to -Use 1-4 claims in Esmeralda County, Nevada, issued by U.S. Bureau of Land Management dated August 7, 2008 is herein incorporated by reference to Exhibit 10.3 to the Form 10-K Annual Report of the Company for its fiscal year ended September 30, 2010 .

11
Statement re: computation of per share earnings Reference is made to the statements of operations of the financial statements of the Company for the fiscal year ended September 30, 2010, included in this Form 10-K/A annual report of the Company.

14.1	Code of Ethics is hereby incorporated herein by reference to Exhibit 14.1 to the Form 10-K Annual Report of the Company for the fiscal year ended September 30,2009.

21	Description of subsidiaries is herein incorporated by reference to Exhibit 21 to the Form 10-K annual report of the Company for its fiscal year ended September 30, 2010

31.1	Certification of George Dory

32.1	Certification of George Dory

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuffnell Ltd.

Date: March 1, 2011	By:	/s/ George Dory
George Dory
Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Tuffnell Ltd.

Date: March 1, 2011	By:	/s/ George Dory
George Dory
Chief Executive Officer, Treasurer, chief financial officer and accounting officer, and Secretary