Form 10-K/A
period 2010-09-30
Tuffnell Ltd.
filed 2011-03-23
CIK 1450551

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tuffnell Ltd. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from July 26, 2007 (inception) through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Tuffnell Ltd.

Date: March 22, 2011	By:	/s/ George Dory
George Dory
Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Tuffnell Ltd.

Date: March 22, 2011	By:	/s/ George Dory
George Dory
Chief Executive Officer, Treasurer, chief financial officer and accounting officer, and Secretary