Form 10-Q/A
period 2010-12-31
Tuffnell Ltd.
filed 2011-03-23
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

TUFFNELL LTD.

INDEX

PART I –	FINANCIAL INFORMATION	3

Item 1.	Financial Statements:	3

	Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	3

	Statements of Operations for the three months ended December 31, 2010 and 2009 and for the period from July 26, 2007 (inception) through December 31, 2010 (Unaudited)	4

	Statements of Cash Flows for the three months ended December 31, 2010 and 2009 and for the period from July 26, 2007 (inception) through December 31, 2010 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4.	Controls and Procedures	13

PART II-	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors (not applicable)	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	[Removed and Reserved]	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three months ended December 31, 2010 and 2009 and the period from
July 26, 2007 (inception) through December 31, 2010
(Unaudited)

	Three months
	December 31, 2010	Three months December 31, 2009		Inception through December 31, 2010

Costs and expenses:

Mineral exploration	$128,153		$-	$368,766

General and administrative	57,108		7,572	313,581

Total expenses	185,261		7,572	682,347

Net loss	$(185,261)		$(7,572)	$(682,347)

Net loss per share:

Basic and diluted	$ (0.00)	$	(0.00)

Weighted average shares outstanding:

Basic and diluted	59,360,000		58,860,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Form of Warrants covering 250,000 common shares of the Company exercisable at $1.00 per share.

10.2	Warrant agreement covering 166,667 common shares of the Company exercisable at $1.00 per share.

10.3	Warrant agreement covering 83,333 common shares of the Company exercisable at $1.00 per share.

31.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company

32.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer, chief financial officer and principal accounting officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2011

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit
No.	Description

10.1	Form of Warrants covering 250,000 common shares of the Company exercisable at $1.00 per share.

10.2	Warrant agreement covering 166,667 common shares of the Company exercisable at $1.00 per share.

10.3	Warrant agreement covering 83,333 common shares of the Company exercisable at $1.00 per share.

31.1	Certification of George Dory

32.1	Certification of George Dory