Form 10-Q
period 2011-03-31
Tuffnell Ltd.
filed 2011-05-11
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 239,506,668 shares of common stock at May 10, 2011.

TUFFNELL LTD.

INDEX

PART I –	FINANCIAL INFORMATION	3

Item 1.	Financial Statements:	3

	Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	3

	Statements of Operations for the three and six months ended March 31, 2011 and 2010 and for the period from July 26, 2007 (inception) through March 31, 2011 (Unaudited)	4

	Statements of Cash Flows for the six months ended March 31, 2011 and 2010 and for the period from July 26, 2007 (inception) through March 31, 2011 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II-	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors (not applicable)	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	[Removed and Reserved]	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:

Cash	$76,077	$79,150

Prepaid deposits	-	5,330

Total current assets	76,077	84,480

Capital assets:

Mineral property interests	69,261	39,261

Total assets	$145,338	$123,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$39,074	$29,351

Notes payable - Related party	18,136	57,576

Total current liabilities	57,210	86,927

Total liabilities	57,210	86,927
Commitments

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 300,000,000 shares authorized, 239,506,668 shares at March 31, 2011 and 237,440,000 shares at September 30, 2010 respectively issued and outstanding	239,507	237,440

Additional paid-in capital	683,833	296,460

Deficit accumulated during the exploration stage	(835,212)	(497,086)

Total stockholders' equity	88,128	36,814

Total liabilities and stockholders' equity	$145,338	$123,741

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2011 and 2010 and the period from
July 26, 2007 (inception) through March 31, 2011
(Unaudited)

	Three months	Three months	Six months	Six months	Inception through
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

Costs and expenses:

Mineral exploration	$3,776	$-	$131,929	$-	$372,542

General and administrative	149,089	27,601	206,197	35,173	462,670

Net loss	$(152,865)	$(27,601)	$(338,126)	$(35,173)	$(835,212)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	239,032,593	235,440,000	239,469,305	235,440,000

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2011 and 2010 and the period from
July 26, 2007 (inception) through March 31, 2011
(Unaudited)

	Six months	Six months	Inception through
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(338,126)	$(35,173)	$(835,212)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Prepaid deposits	5,330	-	-

Accounts payable	9,723	12,141	39,074

CASH FLOWS USED IN OPERATING ACTIVITIES	(323,073)	(23,032)	(796,138)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	(30,000)	-	(69,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	(30,000)	-	(69,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	350,000	-	883,900

Shareholder advances	-	22,588	57,576

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	350,000	22,588	941,476

NET INCREASE (DECREASE) IN CASH	(3,073)	(444)	76,077

Cash, beginning of period	79,150	444	-

Cash, end of period	$76,077	$-	$76,077

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

NON CASH TRANSACTION

Forgiveness of shareholder advances	$39,440	$-	$39,440

The accompanying notes are an integral part of the these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010, as reported in the Form 10-K annual report of the Company, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $835,212 since its inception, has working capital of $18,867, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

The related party loan is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

On January 19, 2011 Kyle Beddome, a former company director and shareholder, agreed to forgive all debts owing to him by the company of $39,440 for nominal consideration.

The company was charged the following by directors of the Company:

	Six months ended March 31, 2011	Six months ended March 31, 2010

Management fees	$30,500	$8,000

Note 4	Equity Transactions

In the first quarter of fiscal 2011, the Company closed a private placement of 1,000,000 units at $.15 per unit for a total offering price of $150,000. The units were offered by the Company in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $.25 per share and expire on November 5, 2012. The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011. The relative fair valve of the share purchase warrant was $43,190.

On February 9, 2011,the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $.001 par value

Following a Directors’ resolution by written consent, the Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively in these financial statements.

Note 5	Commitments

On March 12, 2010 the Company agreed to the terms of an option agreement for the acquisition of the Little Butte mining property in the State of Nevada by making a cash payment to MinQuest, Inc. of $39,261 (US) upon signing the Agreement, $10,000 is due on or before February 25, 2011 (paid), $20,000 (US) on or before March 12, 2011 (paid), $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker ($10,000 paid) pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing ofthe Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing Agreement; (iv) $300,000 on or before the fourth anniversary of the signing Agreement; (v) $300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of thesigning of the Agreement. The Company is currently in compliance with the above expenditure requirements.

In April 2010, the Company entered into a 6 month Investor Relations agreement which provides that the agreement may be renewed on the same terms andconditions. The agreement was renewed in October 1, 2010 for a further 6 month term and expires on April 1, 2011 unless renewed again. The agreement provides for payment of $4,500 per month for investor relations services. The agreement further provides that it may be terminated at any time by mutualwritten agreement of the parties, upon dissolution, bankruptcy or insolvency off either party, by either party giving written notice to the other party that the party is in default and such default in not cured within fifteen days of such written default. The agreement may also be terminated by the company for cause afterproviding written notice as it relates to any breach of duty of the contractor or breach of obligations under the agreement. The agreement was not renewed in April, 2011, but the parties are currently opearting on a month to month basis.

Note 6	Subsequent Events

On April 8, 2011, the “ Company” closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013.  The private placement was fully subscribed to by a non-U.S. corporation. These shares have not been issued.

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

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making a cash payment to MinQuest of $39,261 (US) upon signing the Agreement, $10,000 is due on or before February 25, 2011 (paid), $20,000 (US) on or before March 12, 2011 (paid), $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016, and $60,000 on or before March 12, 2017.

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

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing Agreement; (iv) $300,000 on or before the fourth anniversary of the signing of the Agreement (v)$300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement. The Company is currently in compliance with the above expenditure requirements.

If and when the option has been exercised, a 100% right, title and interest in and to the property shall vest in the Company free and clear of all charges except for the royalty. The Company may terminate the Agreement at any time by giving 30 days notice of such termination of the Agreement.

If the Company is in default of the Agreement, MinQuest may terminate the Agreement but only if:

(a) MinQuest has first given the Company notice of the default containing particulars of the obligations which the Company has not performed, and (b) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance

On April 27, 2010, MinQuest and the Company entered into an Option Amendment Agreement wherein the date of first payment was extended from March 12, 2010, as set out in the option agreement dated March 12, 2010 above, to April 30, 2010.  On April 29, 2010, the Company made the first payment of $39,261 to MinQuest in accordance with the Agreement. In February and March 2011, $30,000 was paid.

Results of Operations for the Three Months Ended March 31, 2011 and the Three Months ended March 31, 2010

We have not earned any revenues since our incorporation on July 26, 2007 through March 31, 2011.  We do not anticipate producing revenues unless we enter into commercial production on the Little Butte mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte claim, or if such minerals are discovered, that we will enter into commercial production.

Mineral Exploration. During the three months ended March 31, 2011, the Company incurred $3,776 in mineral exploration costs compared to no mineral exploration costs during the three month period March 31, 2010. These mineral exploration costs were comprised of mining exploration testing and evaluation of its claims.

General and Administrative Expenses. During the three month period ended March 31, 2011, the Company incurred $149,089 of general and administrative expenses compared to $27,601   during the three month period ended March 31, 2010. During the six month period ended March 31, 2011, the Company incurred $206, 197 of general and administrative expenses compared to $35,173 during the six month period ended March 31, 2010. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses. The increase in costs is due to increase in accounting, legal and other administrative expenses.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including March 31, 2011, we have raised $883,900 through private placements of our common stock and received $57,576 in cash advances from shareholders.

On April 26, 2010, the Company closed a private placement of 2,000,000 units at $0.25 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration under Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one common share of the common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.375 per share commencing April 26, 2010, and expire on April 26, 2012.  The private placement was fully subscribed to by a non-U.S. corporation.

In the first quarter of fiscal 2011, the Company closed a private placement of 1,000,000 units at $0.15 per unit for a total offering price of $150,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on November 5, 2012.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

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

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; and
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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of March 31, 2011.  This evaluation was conducted by George Dory, our Chief Executive Officer, President, and principal financial and accounting officer.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal 2011, the Company closed a private placement of 1,000,000 units at $.15 per unit for a total offering price of $150,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on November 4, 2012.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 18, 2011, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to change the total number of authorized shares of the common stock of the Company from 75,000,000 shares to 300,000,000 shares.

Thereafter, the Company authorized a stock dividend with a record date of March 24, 2011, which increased the authorized number of issued and outstanding shares of common stock from 59,876,667 shares to 239,506,668 shares.

ITEM 6. EXHIBITS

3.
Certificate of Change filed with the Secretary of State of the State of Nevada regarding its Articles of Incorporation is incorporated herein by reference to Exhibit 1.1 to the Form 8-K current report of the Company filed on March 25, 2011.

10.1
Warrant Agreement covering 1,500,000 shares of the common stock of the Company exercisable at $.25 per share incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on April 11, 2011.

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

May 10, 2011

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

INDEX TO EXHIBITS

Exhibit
No.	Description

31.1	Certification of George Dory

32.1	Certification of George Dory