Form 10-Q
period 2011-06-30
Tuffnell Ltd.
filed 2011-08-02
CIK 1450551

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53610

Tuffnell Ltd.
(Exact name of registrant as specified in its charter)

Nevada	26-2463465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 241,006,668 shares of common stock at July 28, 2011.

TUFFNELL LTD.

INDEX

PART I –	FINANCIAL INFORMATION	3

Item 1.	Financial Statements:	3

	Balance Sheets as of June 30, 2011 (Unaudited) and September 30, 2010	3

	Statements of Operations for the three and nine months ended June 30, 2011 and 2010 and for the period from July 26, 2007 (inception) through June 30, 2011 (Unaudited)	4

	Statements of Cash Flows for the nine months ended June 30, 2011 and 2010 and for the period from July 26, 2007 (inception) through June 30, 2011 (Unaudited)	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II-	OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors (not applicable)	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	[Removed and Reserved]	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUFFNELL LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:

Cash	$154,093	$79,150

Prepaid deposits	-	5,330

Total current assets	154,093	84,480

Capital assets:

Mineral property interests	69,261	39,261

Total assets	$223,354	$123,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$27,574	$29,351

Notes payable - Related party	16,191	57,576

Total current liabilities	43,765	86,927

Total liabilities	43,765	86,927
Commitments

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 300,000,000 shares authorized, 241,006,668 shares at June 30, 2011 and 237,440,000 shares at September 30, 2010 respectively issued and outstanding	241,007	237,440

Additional paid-in capital	982,333	296,460

Deficit accumulated during the exploration stage	(1,043,751)	(497,086)

Total stockholders' equity	179,589	36,814

Total liabilities and stockholders' equity	$223,354	$123,741

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2011 and 2010 and the period from
July 26, 2007 (inception) through June 30, 2011
(Unaudited)

	Three months	Three months	Nine months	Nine months	Inception through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Costs and expenses:

Mineral exploration	$130,445	$120,784	$262,374	$120,784	$502,987

General and administrative	78,094	86,733	284,291	121,906	540,764

Net loss	$(208,539)	$(207,517)	$(546,665)	$(242,690)	$(1,043,751)

Net loss per share:

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:

Basic and diluted	240,330,844	235,440,000	239,639,268	235,440,000

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2011 and 2010 and the period from
July 26, 2007 (inception) through June 30, 2011
(Unaudited)

	Nine months	Nine months	Inception through
	June 30, 2011	June 30, 2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(546,665)	$(242,690)	$(1,043,751)

Adjustment to reconcile net loss to cash used in operating activities:

Net change in:

Prepaid deposits	5,330	-	-

Accounts payable	(1,777)	20,907	27,574

CASH FLOWS USED IN OPERATING ACTIVITIES	(543,112)	(221,783)	(1,016,177)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	(30,000)	(39,261)	(69,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	(30,000)	(39,261)	(69,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	650,000	500,000	1,183,900

Net proceeds from (payments on) Notes Payable Related Party	(1,945)	22,343	55,631

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	648,055	522,343	1,239,531

NET CHANGE IN CASH	74,943	261,299	154,093

Cash, beginning of period	79,150	444	-

Cash, end of period	$154,093	$261,743	$154,093

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

NON CASH TRANSACTION

Forgiveness of shareholder advances	$39,440	$-	$39,440

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,043,751 since its inception, has working capital of $110,328, and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

The related party notes payable is due to a director of the Company for funds advanced.  The loan is unsecured, non-interest bearing and has no specific terms for repayment.

On January 19, 2011 Kyle Beddome, a former company director and shareholder, agreed to forgive all debts owing to him by the Company of $39,440 for nominal consideration.

The Company was charged the following by directors of the Company:

	Nine months ended June 30, 2011	Nine months ended June 30, 2010

Management fees	$45,000	$16,000

Note 4	Equity Transactions

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

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000.  The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $.001 par value

Following a Directors’ resolution by written consent, the Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively within these Financial Statements.

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013.  The private placement was fully subscribed to by a non-U.S. corporation. These shares were issued on May 11, 2011. The relative fair value of the warrants was $100,349.

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

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing of the Agreement; (iv) $300,000 on or before the fourth anniversary of the signing of the Agreement; (v) $300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement. The Company believes it is in compliance with all aspects of the agreement as of June 30, 2011.

In April 2010, the Company entered into a 6 month Investor Relations agreement which provides that the agreement may be renewed on the same terms and conditions. The agreement was renewed in October 1, 2010 for a further 6 month term and expires on April 1, 2011 unless renewed again. The agreement provides for payment of $4,500 per month for investor relations services. The agreement further provides that it may be terminated at any time by mutual written agreement of the parties, upon dissolution, bankruptcy or insolvency off either party, by either party giving written notice to the other party that the party is in default and such default in not cured within fifteen days of such written default. The agreement may also be terminated by the company for cause after providing written notice as it relates to any breach of duty of the contractor or breach of obligations under the agreement.  The agreement was not renewed in April, 2011, but the parties are currently operating on a month to month basis.

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

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making a cash payment to MinQuest of $39,261 (US) upon signing the Agreement, $10,000 due on or before February 25, 2011 (paid), $20,000 (US) on or before March 12, 2011 (paid), $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016, and $60,000 on or before March 12, 2017.

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

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing of the Agreement; (iv) $300,000 on or before the fourth anniversary of the signing of the Agreement (v)$300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement .

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

We have not earned any revenues since our incorporation on July 26, 2007, through June 30, 2011.  We do not anticipate producing revenues unless we enter into commercial production on the Little Butte mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte claim, or if such minerals are discovered, that we will enter into commercial production.

Mineral Exploration. During the three months ended June 30, 2011, the Company incurred $130,445 in mineral exploration costs compared to $120,784 during the three month period June 30, 2010, an increase of approximately 7.9%. These mineral exploration costs were comprised of mining exploration testing and evaluation of its claims.

General and Administrative Expenses. During the three month period ended June 30, 2011, the Company incurred $78,094 of general and administrative expenses compared to $86,733 during the three month period ended June 30, 2010, a decrease of approximately 9.5%. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses.

Net Loss. The Company incurred a net loss of $208,539 during the three month period ended June 30, 2011, compared to a net loss of $207,517 during the 3 month period ended June 30, 2010, approximately a 0.5% increase in net loss.

Comparison of Nine Months Ended June 30, 2011 and 2010

During the nine months ended June 30, 2011, the Company incurred general and administrative expenses of $284,291 compared to $121,906 during the nine month period ended June 30, 2010, an increase of approximately 133%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

Mineral Exploration. During the nine months ended June 30, 2011, the Company incurred $262,374 in mineral exploration costs compared to $120,784 during the nine months ended June 30, 2010, an increase of 117%.

During the nine months ended June 30, 2011, the Company realized a net loss of $546,665 compared to a net loss of $242,690 during the nine month period ended June 30, 2010, an increase of 125%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and other costs.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from related parties.

Since inception through to and including June 30, 2011, we have raised $1,183,900 through private placements of our common stock and received $55,631 in cash advances from shareholders.

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

In the first quarter of fiscal 2011, the Company closed a private placement of 1,000,000 units at $0.15 per unit for a total offering price of $150,000.  The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on November 5, 2012.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000.  The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000.  The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013.  The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on May 11, 2011.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of June 30, 2011.  This evaluation was conducted by George Dory, our Chief Executive Officer, President, and principal financial and accounting officer.

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

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013.  The private placement was fully subscribed to by a non-U.S. corporation.

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

10.1
Warrant Agreement covering 1,500,000 shares of the common stock of the Companyexercisable at $.25 per share incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on April 11, 2011.

31.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer,chief financial officer and principal accounting officer of the Company

32.1	Certification of George Dory - Director, Chief Executive Office, President, Treasurer,chief financial officer and principal accounting officer of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2011

TUFFNELL LTD.

By:	/s/ George Dory
George Dory
Director, Chief Executive Office, President, Treasurer, Chief Financial Officer and principal accounting officer

 INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of George Dory

32.1	Certification of George Dory