Form 10-K
period 2011-09-30
Tuffnell Ltd.
filed 2012-01-13
CIK 1450551

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53610

Tuffnell Ltd.

(Exact name of registrant as specified in its charter)

Nevada	000-53610	26-2463465
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

14001 N. 7th Street

Bldg D107, Suite 50

Phoenix, AZ 85022

(Address of principal executive offices)

_______________________________

(480) 535-4999

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2011: $59,876,667.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  January 9, 2012:  243,873,334 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Tuffnell Ltd.

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. A Controlled Source Magneto-telluric geophysical method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto-telluric Survey (CSMT). The recording of variations in a generated electrical field using sophisticated geophysical survey methods.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Rhyolite plug dome. A domal feature formed by the extrusion of viscous quartz-rich volcanic rocks.

Scintillometer survey. A survey of radioactive minerals using a scintillometer, a hand-held, highly accurate measuring device.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s), An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Tuffnell Ltd. (hereinafter referred to as the “Company,” “Tuffnell Ltd.” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I

Item 1.    Business

Tuffnell Ltd. (the “Company”) is seeking to become a producer of gold and silver ore, and of other precious metals. The Company presently owns a mining prospect in the state of Arizona. The undeveloped properties are being evaluated by the Company.

The Company owns mining prospects in Arizona and is seeking to acquire additional undeveloped gold and silver mining properties and will seek to evaluate such properties upon their acquisition.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

●	Organic growth. We will evaluate opportunities to discover and exploit previously untapped reserves.

●	Acquisitions. Reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

Plan of Operations

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural resource reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost. To date, we have one property under option.

History

The Company was incorporated in the State of Nevada on July 26, 2007. On February 26, 2010, the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 126,000,000 shares of Common Stock of the Company to George Dory. Effective February 26, 2010, Mr. Dory was appointed President, Secretary, Treasurer and Director of the Company. On August 29, 2011, Mr. Dory resigned from such positions and Mr. Robert D. Coale was appointed President, Secretary, Treasurer and Director of the Company. Mr. Dory remains a shareholder of the Company.

Our common stock is traded on the Over-the-Counter Bulletin Board (OTCBB), under the ticker symbol “TUFF” and is reported on http://www.otcbb.com.

Market Outlook

Market indicators have shown increased strength for gold, silver and certain other metals during recent years.

Potential causes of constrained supply may include the difficulty in obtaining capital funding and obtaining mining permits.

Recent developments related to mineral exploration are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional constraints. As the economy continues to recover, demand for gold, silver and certain other metals may rise. Increased demand, coupled with supply constraints, could result in increased demand.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand and our future operational and financial results. For example, the increased scrutiny of surface and underground exploration could make it difficult to receive permits or could otherwise cause production delays in the future.

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

Suppliers

Because we do not intend to mine and process any mineral that we may find, but rather to sell or option these to major mining companies for exploitation, we are not subject to difficulties in the supply of commodities, machinery, equipment, or other goods uses in the production of minerals.

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

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for restoration of surface conditions and water treatment as required by mining permits.

Regulatory Matters

Federal and state authorities regulate the mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of properties after exploration has been completed. We may in the future be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and exploration costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting exploration activities on our properties.

Mine Safety and Health

We do not intend to exploit any mineral deposits that we may find, but rather will sell or option these to major mining companies.  For this reason we are not directly regulated by Mine Safety and Health.

Mining Control and Reclamation Regulations

We will not exploit mineral deposits that we discover, but rather will option or sell these to major mining companies for that purpose.  We may require SMCRA involvement during certain elements of our exploration activities.

SMCRA permit provisions include requirements for prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; surface drainage control; surface water discharge control and treatment; and re-vegetation.

Some SMCRA permit applications take over a year to prepare, depending on the size and complexity of the proposed work, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

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

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, will require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including exploration or reclamation costs. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years.

Environmental Laws

We may become subject to various federal and state environmental laws and regulations that will impose significant requirements on our exploration operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases exploration activities may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations can reduce our profitability.

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

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect exploration operations by restricting the discharge of pollutants into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.

These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future exploration operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we may be subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.

Item 1A. Risk Factors

General Risks

Our auditors have issued a going concern opinion expressing substantial doubt that we can continue as a going concern.

The probability of our prospective mining claims having commercial reserves is unlikely, and any funds spent on exploration will probably be lost.  There is a high possibility that our claims will not contain any commercial reserves, or will contain reserves which are not economically feasible to recover.

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

Difficulties are normally encountered by new mineral exploration companies and there is a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stages, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our mining properties and the production of minerals from our claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business of the Company will most likely fail.

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

Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the Company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our Company

Because of consumer demand, the demand for any gold, silver and copper that we may recover from our future claims may be slowed, resulting in reduced revenues to the Company.  Our success will be dependent primarily on the demand for gold and silver. If consumer or industrial demand slows our revenues may be significantly affected. This could limit our ability to generate revenues, and our financial condition and operating results may be harmed, possibly resulting in loss of investment.

The prices of gold and silver metal are volatile, and price changes are beyond our control.  The price of base metals fluctuates.  The prices of base metals have been and will continue to be affected by numerous factors beyond our control.  Factors that affect such metals include the demand from consumers, economic conditions, over supply from secondary sources, and costs of production.  Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and the viability of our operations.

The volatility of gold or silver prices in general may adversely affect our exploration efforts.  If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties.  We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

o	industrial and jewellery demand;
o	market supply from new production and release of existing bullion stocks;
o	central bank lending, sales and purchases of gold or copper;
o	forward sales of gold and silver by producers and speculators;
o	production and cost levels in major metal-producing regions;
o	rapid short-term changes in supply and demand because of speculative or hedging activities; and
o	macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest rates and global or regional political or economic events.
6

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

Current Environmental Laws and Regulations

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine.  Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive.  We may make significant expenditures in the future to comply with such laws and regulations.  These requirements include regulations under many state and U.S. Federal laws and Regulations, including:

o	the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;
o	the U.S. Endangered Species Act;
o	the Clean Water Act;
o	the Clean Air Act;
o	the U.S. Resource Conservative and Recovery Act ("RCRA");
o	the Migratory Bird Treaty Act;
o	the Safe Drinking Water Act;
o	the Emergency Planning and Community Right-to-Know Act;
o	the Federal Land Policy and Management Act;
o	the National Environmental Policy Act; and
o	he National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as our proposed operation, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

Our future properties may be in a historic mining district with past production and abandoned mines.  We may be exposed to liability, or assertions of liability that would require expenditure of legal defense costs under joint and several liability statutes for cleanup of historical wastes that have not yet been completed.

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

Governmental Regulation

If we commence mining operations in the future, we will be subject to inspection and regulation by:

•	Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977
•	The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

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

Environmental Permits

All of our exploration activities will be subject to regulation under one or more of the various State and Federal environmental laws and regulations in the U.S. and in other countries. Many of the regulations require us to obtain permits for our activities.  We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities.  It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically re-evaluated at that time.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

The principal executive offices of the Company are leased and located at 14001 N. 7th Street, Bldg D107, Suite 50, Phoenix, AZ 85022.

In the following discussion relating to our interests in mining property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

Mineral Exploration Property - Little Butte

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property located in LaPaz County, Arizona subject only to a royalty,  The Little Butte property is located approximately 4.5 miles north of Bouse AZ, which, is the closest town. The property is easily accessed by travelling north from Bouse on Highway 72, on a well marked gravel road which goes past the property. The property has no water or electrical services and is accessible by a car or truck. There is no equipment on site apart from a few abandoned empty above ground processing tanks.

Little Butte land status: MinQuest Inc. holds the property via 85 unpatented mining claims which are 100 percent owned and seven patented claims, which are optioned with no retained royalty.  Twelve of the 85 unpatented claims were recently staked, bringing the total land package to approximately 1,840 acres.  The Company has optioned the entire property package from MinQuest, Inc.

Under the terms of the Agreement, MinQuest, Inc. has granted the Company the sole and exclusive option to acquire a 100% undivided interest in the property by making US cash payments to MinQuest, Inc. of $39,261 on signing the Agreement, $10,000 on or before February 25, 2011, $20,000 on or before March 12, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the property in good standing.

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

As of September 30, 2011, the Company has paid $69,261 in option payments and $667,577 in exploration expenditures. The Company is required to complete $500,000 in exploration expenditures on or before March 12, 2012, an excess of $167,577 in exploration expenditures. The Company is in good standing pursuant to the terms of the Agreement.

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

The first claims in the area, which became known as the Plomosa Mining District, were staked in the 1890’s.  The largest producer was the Little Butte Copper Mine, from which copper-gold ore was mined averaging 4-6 percent copper and 0.2-0.3 oz/ton (7-10 g/t) gold according to 1940-1942 records.  Earlier production appears to have been conducted on somewhat higher grade material, but production figures are not available.  The ore was mined from a northwest trending fault zone which dips to the northeast.  The host rocks are Tertiary age sediments   hosted by Precambrian granite.  These high angle quartz-hematite veins dominantly trend north to northeasterly but some trend northwesterly. Gold was mined from workings west and southwest of the Little Butte Copper Mine   The only recorded production from these areas, dated 1910 and 1911, averaged 1.13 oz/ton (38.7 g/t) gold.  Total recorded production (1910-11, 1929-31, 1940-42 only) for the district is only 5,000 ounces of gold, 350,000 pounds of copper and 7,000 ounces of silver.

The most recent attempt to mine in the district was conducted in 1960 when Loma Grande Mining Company attempted to vat leach gold using cyanide.  The venture failed, apparently because of a lack of experience on the part of the operator.  In the period 1983 to 1990 several significant exploration programs were conducted.  Tenneco drilled 6,005 feet in 24 holes in the granitic basement rocks south of Little Copper Butte in 1983-84.  U.S. Borax drilled 8,790 feet in 18 holes in the southwestern part of the district in 1984-86.  Homestake drilled 20,200 feet in 54 holes in sediments in the northern portion of the district in 1988-91.  Only U.S. Borax analyzed drill cuttings for copper.  All other drilling was only analyzed for gold.  MinQuest, Inc. has conducted some analysis for copper.

Current State of Exploration

Little Butte Properties

On July 14, 2010 the Company announced completion of its preliminary Phase 1 drilling tests for its Little Butte project. A total of 12 reverse circulation (RC) holes were drilled for a total of 3,979 feet, although three holes were lost before reaching the planned depth.

On March 28, 2011 the Company announced the drill and assay results of the Phase II Exploration program at the Little Butte Gold/Copper Project. Core drilling confirmed the north-northwest strike and vertical to steeply east-northeast dip of multiple veins. High gold and copper values were confirmed and a possible flat-lying secondary copper blanket identified at the elevation of the paleo-water table. Drilling consisted of seven NQ core holes for a total of 1,187 feet.

The Company has currently initiated Phase III drilling at the Little Butte Project. Drilling of three fences of east-west angle holes across a north-south trending geophysical target will test the continuity of gold/copper mineralization and the relationship of it to the anomaly. The drilling program will consist of approximately 5,000 feet of RC drilling and include one deeper vertical hole to test an interpreted intrusive associated with the anomaly. Tuffnell has also begun a district-wide study of Little Butte project area to determine what other drilling targets occur on the property. The company has obtained sample pulps from historic drilling of nearly 50 holes scattered throughout the project and has conducted a 34-element analysis of these pulps. Previously only analyzed for gold, copper content as well as other element analyses will be used to determine elemental zonation and to target shallow targets similar to those currently being tested. Plotting of higher temperature elements may help target a postulated large intrusive body at depth, a deep drilling target Tuffnell plans on testing in a later program.

Geology and Mineralization:  Basement rocks at Little Butte consist of Precambrian age granite, gneiss and to a lesser extent, schist.  Tertiary age sediments and volcanics were deposited on the Precambrian rocks beginning with a basal conglomerate derived from the basement.

Above the conglomerate is a thick section of arkose-rich sediments.  This section, which also contains siltstone, limestone and a few tuffaceous units, is often calcareous.  The arkosic portion of the section hosts the bulk of the copper-gold mineralization tested by Homestake.

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

Quartz-hematite-sulfide (oxidized) stockworks and sheeted vein structures are found within the granitic basement rocks over a 3,000 feet by 4,000 feet area.  A recently completed study of stockwork veining within this area shows alteration and mineralization characteristic of a Grasberg style system.  Early widespread intense potassic alteration is cut by hematite veins and then by quartz-sulfide veins.  Grab samples used in the study and containing quartz-sulfide veins assayed as high as 1.05 oz/t (36 g/t) gold.  Fluid inclusion temperatures, as well as the lack of skarn, indicate the current level of erosion is high in the mineralizing system.  The gold seen at surface could be leakage from a much larger mineralized cupola occurring above an intrusive body at depth. While the immediate target is the shallow sediment hosted mineralization, at some point deeper drilling will be needed to test the stockworks and the deep cupola.

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

Secondly, copper/gold mineralization also occurs in arkose of Tertiary age just above the contact with Precambrian granite.  A 1988-91 gold exploration program by Homestake found several potentially ore grade drill intercepts (best hole contained 21 meters averaging 0.127 oz/ton or 4.4 g/t) gold hosted by the arkose.  Several other +0.04 oz/ton (1.4 g/t) intercepts occur across the tested area. The mineralization is all oxide and appears to be heap leachable as shown by the few bottle roll tests done.

No copper analysis of drill cuttings was done by Homestake.  MinQuest, Inc. obtained the drilling pulps and have analyzed some holes for soluble copper. Of 11 holes studied, scattered over nearly 3 km 2, six were found to contain greater than 30 meters averaging greater than 0.10  percent acid soluble copper.  The best hole contains 93 meters averaging 0.25 percent copper.

Targets:    The immediate target at Little Butte is gold associated with arkosic sediments.  The arkose hosted mineralization discovered by Homestake has a resource potential of approximately 1.0 million ounces of heap leachable grade gold (+0.01 oz/ton).  Homestake tested only a small portion of the 13,000 feet by 6,500 feet zone which is open ended.  This target is located peripheral to the altered quartz-hematite stockwork area.  The same area has oxide copper potential as shown above. Finding major feeder structures, which channel mineralization into the arkose, is the key to finding the targeted size and grade of mineralization.  The area known as the Walker Patented Claims (Walker Target) have enough historic drilling to outline a small shallow resource. Fill-in and extension drilling of this target is the initial program planned for the property. Past bottle roll metallurgy shows good gold recoveries.   This is an open pit heap leach target that has room to grow.

A compilation of all available work in the district shows copper-gold occurs within a large open-ended zone.  A central molybdenum anomaly roughly correlates with copper-gold bearing quartz-hematite-sulfide  stockwork veining and potassic alteration.  This same assemblage (Cu-Au-FeOx) is found in a number of world class copper-gold porphyries throughout the world including Grasberg in Indonesia.  The target is copper-gold in a large stockwork zone associated with a Tertiary age intrusive at depth.  The strength of mineralization may increase as one approaches the intrusive.  Although no skarns are present on the property, fluid inclusion temperatures of +250 o C for quartz veins indicate the Tertiary intrusive related target is within a drillable depth.  The Grasberg deposit consists of 1 billion tons grading 1.4 percent copper and 0.06 oz/ton gold.  This is an underground, block cavable target.

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

	High Closing Bid Price		Low Closing Bid Price
Year Ended September 30, 2010
1 st Quarter	$	N/A	$	N/A
2 nd Quarter	$	N/A	$	N/A
3 rd Quarter		$0.31		$0.14
4 th Quarter		$0.31		$0.11
	High Closing Bid Price		Low Closing Bid Price
Year Ending September 30, 2011
1 st Quarter		$.21		$.12
2 nd Quarter		$.26		$.13
3 rd Quarter		$.26		$.05
4 th Quarter		$.11		$.06

Stock Transfer Agent

The transfer agent of the Company is Empire Stock Transfer, 1859 Whitney Mesa Dr Henderson, NV 89014, Telephone (702) 818-5898.

Dividends

On March 18, 2011 the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares $.001 par value.

Following a Directors’ resolution by written consent, the Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively herein.

Item 6.  Selected Financial Data

	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
Revenues	$-	$-
Mineral Explorations	$440,123	$227,454
General and administrative expense	$202,532	$139,154
Management fee - related-party	$54,325	$30,048
Advertising and marketing	$72,910	$35,234
Net loss	$(769,890)	$(431,890)
Net loss per share	$(0.00)	$(0.01)

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Plan of Operation

As at September 30, 2011, we had a cash balance of $3,898.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims.

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

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

●	our ability to raise additional funding;

●	the market price for minerals that may be found on the Little Butte mineral claims;

●	the results of our proposed exploration programs on our mineral properties; and

●	our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operation

The Company did not have any operating revenues or income from the inception (July 26, 2007) through September 30, 2011.  For the period from inception, July 26, 2007, through the year ended September 30, 2011, the Company recognized an accumulated loss of $1,266,976.    Expenses for the year were comprised of costs mainly associated with exploration, legal, accounting and office expenses.

Revenues: The Company did not have any revenues during the fiscal years ended September 30, 2011 and 2010. The mining claims have not been developed nor have any production operations been conducted on the mining claims of the Company.

Mineral Exploration: The Company currently has one mining claim and has conducted preliminary mining exploration testing and evaluation of its claim. During the fiscal year ended September 30, 2011, the Company incurred $440,123 for geological testing and evaluation, compared to $227,454 during the fiscal year ended September 30, 2010, an increase of $212,669.

General and Administrative Expenses: During the fiscal year ended September 30, 2011, the Company incurred general and administrative expenses of $202,532, compared to $139,154 during the fiscal year ended September 30, 2010, an increase of $63,378. General and administrative expenses were incurred primarily for accounting services, legal services, office expenses and travel.

Management Fee – Related-Party: During the fiscal year ended September 30, 2011, the Company incurred management fee from a related party of $54,325, compared to $30,048 during the fiscal year ended September 30, 2010, an increase of $24,277.

Advertising and Marketing Expenses: During the fiscal year ended September 30, 2011, the Company incurred advertising and marketing expenses of $72,910, compared to $35,234 during the fiscal year ended September 30, 2010, an increase of $37,676.

Net Loss: The Company incurred a net loss of $769,890 during its fiscal year ended September 30, 2011, compared to a net loss of $431,890 during the fiscal year ended September 30, 2010, an increase of $338,000. The increase in the net loss of the Company was attributable to additional exploration costs of its mining claim and other operating costs.

Liquidity and Capital Resources

At September 30, 2011, the Company had limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

On April 26, 2010, the Company closed a private placement of 2,000,000 units at $.25 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consisted of one share of Common Stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.375 per share commencing April 26, 2010, and expire on April 26, 2012.

On November 4, 2010, the Company sold 666,668 shares of common stock for $100,000 with a warrant to purchase 666,668 additional shares of Common Stock at an exercise price of $.25 per share that expires on November 4, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended.

On December 1, 2010, the Company sold 333,332 shares of common stock for $50,000 with a warrant to purchase 333,332 additional shares of Common Stock at an exercise price of $.25 per share that expires on November 4, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000. The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $.001 par value.

The Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively herein.

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013. The private placement was fully subscribed by a non-U.S. corporation.

On September 19, 2011, the Company closed a private placement of 866,666 units at $.09 per unit for a total offering price of $78,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $.11 per share and expire on September 12, 2012. The private placement was fully subscribed to by a non-U.S. corporation.

On November 3, 2011, the Company closed a private placement of 2,000,000 units at $.05 per share for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Tuffnell Ltd.

(An Exploration Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheets of Tuffnell Ltd. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and for the period from July 26, 2007 (inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tuffnell Ltd. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from July 26, 2007 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

January 11, 2012

TUFFNELL LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2011	September 30, 2010

ASSETS
Current assets:
Cash	$3,898	$79,150

Prepaid deposits	—	5,330

Total current assets	3,898	84,480

Capital assets:

Mineral property interests	69,261	39,261

Total assets	$73,159	$123,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable	$22,603	$29,351

Notes payable – Related party	—	57,576

Total current liabilities	22,603	86,927

Total liabilities	22,603	86,927

Commitments

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized, 241,873,334 and 237,440,000 shares issued and outstanding at September 30, 2011 and 2010, respectively	241,873	237,440

Additional paid-in capital	1,075,659	296,460

Deficit accumulated during the exploration stage	(1,266,976)	(497,086)

Total stockholders' equity	50,556	36,814

Total liabilities and stockholders' equity	$73,159	$123,741

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended September 30, 2011 and 2010 and the period from

July 26, 2007 (inception) through September 30, 2011

	Year ended	Year ended	Inception through
	September 30, 2011	September 30, 2010	September 30, 2011

Costs and expenses:

Mineral exploration	$440,123	$227,454	$671,877

General and administrative	202,532	139,154	402,582

Management fee – related-party	54,325	30,048	84,373

Advertising and marketing	72,910	35,234	108,144

Total expenses	769,890	431,890	1,266,976

Loss from operations	769,890	431,890	1,266,976

Net loss	$(769,890)	$(431,890)	$(1,266,976)

Net loss per share:

Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:

Basic and diluted	239,599,088	59,720,274

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Period from July 26, 2007 (Inception) through September 30, 2011

				Deficit
	Common stock			accumulated
			Additional	during the
			paid-in	exploration
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash	—	$—	$—	$—	$—

Net loss	—	—	—	—	—

Balance, September 30, 2007	—	—	—	—	—

Issuance of common stock for cash	126,000,000	126,000	(122,500)	—	3,500

Net loss	—	—	—	(17,001)	(17,001)

Balance, September 30, 2008	126,000,000	126,000	(122,500)	(17,001)	(13,501)

Issuance of common stock for cash	109,440,000	109,440	79,040	—	30,400

Net loss	—	—	—	(48,195)	(48,195)

Balance, September 30, 2009	235,440,000	235,440	(201,540)	(65,196)	(31,296)

Issuance of common stock for cash	2,000,000	2,000	498,000	—	500,000

Net loss	—	—	—	(431,890)	(431,890)

Balance, September 30, 2010	237,440,000	237,440	296,460	(497,086)	36,814

Issuance of common stock for cash	4,433,334	4,433	723,567	—	728,000

Forgiveness of debt	—	—	55,632	—	55,632
				—
Net loss	—	—	—	(769,890)	(769,890)

Balance, September 30, 2011	241,873,334	$241,873	$1,075,659	$(1,266,976)	$50,556

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended September 30, 2011 and 2010 and

the period from July 26, 2007 (Inception) through September 30, 2011

-
	Year ended	Year ended	Inception through
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(769,890)	$(431,890)	$(1,266,976)

Adjustment to reconcile net loss to cash used in operation activities:

Net change in:

Prepaid deposits	5,330	(5,330)	—

Accounts payable	(6,748)	29,351	22,603

CASH FLOWS USED IN OPERATING ACTIVITIES	(771,308)	(407,869)	(1,244,373)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	(30,000)	(39,261)	(69,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	(30,000)	(39,261)	(69,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	728,000	500,000	1,261,900

Shareholder advances, net	(1,944)	25,836	55,632

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	726,056	525,836	1,317,532

NET CHANGE IN CASH	(75,252)	78,706	3,898

Cash, beginning of period	79,150	444	—

Cash, end of period	$3,898	$79,150	$3,898

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$—	$—	—

Cash paid for income taxes	$—	$—	$—

Non-Cash transactions:
Forgiveness of debt	$55,632	$—	$55,632

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011

Note 1     Nature and Continuance of Operations

Tuffnell Ltd. (the “Company”), was incorporated in the State of Nevada on July 26, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and ASC Topic 915-10 “Development Stage Entities”., and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

On February 26, 2010, the Company’s principal shareholder entered into a stock purchase agreement which provided for the sale of 126,000,000 shares of common stock of the Company to George Dory. Effective February 26, 2010, Mr. Dory was appointed President, Treasurer, Secretary and Director of the Company. On August 29, 2011 Mr. George T. Dory resigned as President, Treasurer, Secretary and Director of Tuffnell Ltd. (“the Company”). From February 26, 2010 to August 29, 2011, Mr. Dory was paid $4,000 per month for his services to the Company.

On August 29, 2011, Mr. Robert D. Coale was appointed President, Treasurer, Secretary and Director of the Company. Mr. Coale is paid on an hourly basis for his services to the Company.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,266,976 from inception through September 30, 2011. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2     Summary of Significant Accounting Policies

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statements of operations. As of September 30, 2011 and 2010 there were $72,910 and $35,234, respectively, advertising costs incurred.

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts payable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Revenue recognition

The Company has no revenues to date from its operations. Once revenues are generated, management will establish a revenue recognition policy.

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

Exploration and Development Costs

Exploration costs are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration and development costs related to such reserves incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs and net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

Fair Value of Financial Instruments

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2   Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of mineral property purchase obligations. These obligations are classified within Level 2 of the fair value hierarchy as their fair value is determined using interest rates which approximate market rates. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended September 30, 2011 and 2010.

Income taxes

The Company accounts for its income taxes in accordance with ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Asset Retirement Obligations

The Company has adopted the provisions of FASB ASC 410, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of September 30, 2011, management has determined that the Company does not presently have such an obligation.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 3    Related Party Transactions

As of September 30, 2011, $9,503 is owed to current and former officers of the Company.

On January 19, 2011 Kyle Beddome, a former company director and shareholder, agreed to forgive all debts owing to him by the Company of $39,440 for nominal consideration.

On September 30, 2011, Mr. Dory, a former company director and shareholder, agreed to forgive all debts owing to him by the Company of $16,192 for nominal consideration.

During the year ended September 30, 2011 and 2010, the company was charged $54,325 and $30,048, respectively in management fees by directors of the Company.

Note 4    Equity Transactions

During the period from July 26, 2007 (inception) to September 30, 2008, the Company issued 126,000,000 shares of common stock to a previous director of the Company for $3,500.

In October 2008 the Company raised $30,400 through a private offering which included 38 shareholders, and the issuance of 109,440,000 shares of common stock.

On April 26, 2010, the Company closed a private placement of 2,000,000 units at $.25 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consisted of one share of Common Stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.375 per share commencing April 26, 2010, and expire on April 26, 2012.  The relative fair value of the share purchase warrant was $141,702.

On November 4, 2010, the Company sold 666,668 shares of common stock for $100,000 with a warrant to purchase 666,668 additional shares of Common Stock at an exercise price of $.25 per share that expires on November 4, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended. The relative fair value of the share purchase warrant was $29,554.

On December 1, 2010, the Company sold 333,332 shares of common stock for $50,000 with a warrant to purchase 333,332 additional shares of Common Stock at an exercise price of $.25 per share that expires on November 4, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended. The relative fair value of the share purchase warrant was $13,636.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $.1875 per share for a total offering price of $200,000. The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed to by a non-U.S. corporation.

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $.001 par value.

Following a Directors’ resolution by written consent, the Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively herein.

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $.20 per unit for a total offering price of $300,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $.25 per share and expire on April 15, 2013. The private placement was fully subscribed to by a non-U.S. corporation. The relative fair value of the share purchase warrant was $100,349.

On September 19, 2011, the Company closed a private placement of 866,666 units at $.09 per unit for a total offering price of $78,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $.11 per share and expire on September 12, 2012. The private placement was fully subscribed to by a non-U.S. corporation. The private placement was fully subscribed to by a non-U.S. corporation. The relative fair value of the share purchase warrant was $24,125.

Warrants Outstanding
Warrants
Exercise		September 30,				September 30,
Price	Expiration	2010				2011
		Beginning Balance	Additions	Exercise	Expired	Ending Balances
$ 0.38	Apr-12	2,000,000	-	-	-	2,000,000
$ 0.25	Nov-12	-	666,668	-	-	666,668
$ 0.25	Nov-12	-	333,332	-	-	333,332
$ 0.25	Apr-13	-	1,500,000	-	-	1,500,000
$ 0.11	Sep-12	-	866,666	-	-	866,666
		2,000,000	3,366,666	-	-	5,366,666

The BlackScholes Pricing Model was used to value the warrants issued with the following assumptions.

September 30, 2011

Dividend	0.00%
Risk-free rate for term	0.08% - 0.195%
Volatility	99.57% - 134%
Maturity date	1 - 1.5 years

September 30, 2010
Dividend	0.00%
Risk-free rate for term	0.195%
Volatility	83%
Maturity date	0.60 years

Note 5    Commitments

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property subject only to a royalty, being located in LaPaz County, Arizona (the "Property"). On March 12, 2010 the Company agreed to the terms of an option agreement for the acquisition of the Little Butte mining property in the State of Arizona by making a cash payment to MinQuest, Inc. of $39,261 (US) upon signing the Agreement, $10,000 is due on or before February 25, 2011 (paid), $20,000 (US) on or before March 12, 2011 (paid), $20,000 on or before the February 25, 2012, $30,000 on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker ($10,000 paid) pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $250,000 on or before the first anniversary of the signing of the Agreement (ii) $250,000 on or before the second anniversary of the signing of the Agreement; (iii) $300,000 on or before the third anniversary of the signing of the Agreement; (iv) $300,000 on or before the fourth anniversary of the signing of the Agreement; (v) $300,000 on or before the fifth anniversary of the signing of the Agreement; (vi) $300,000 on or before the sixth anniversary of the signing of the Agreement; and (vii) $300,000 on or before the seventh anniversary of the signing of the Agreement. The Company believes it is in compliance with all aspects of the agreement as of September 30, 2011.

As it relates to the above payments, Jack Walker received $5,000 upon signing the Agreement, shall receive $10,000 on or before February 25, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before February 25, 2013, $40,000 on or before February 25, 2014 and $175,000 on or before February 25, 2015.

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

Effective February 26, 2010, Mr. Dory was appointed President, Treasurer, Secretary and Director of the Company. On August 29, 2011 Mr. George T. Dory resigned as President, Treasurer, Secretary and Director of Tuffnell Ltd. (“the Company”). From February 26, 2010 to August 29, 2011, Mr. Dory was paid $4,000 per month for his services to the Company.

On August 29, 2011, Mr. Robert D. Coale was appointed President, Treasurer, Secretary and Director of the Company. Mr. Coale is paid on an hourly basis for his services to the Company.

Effective April 12, 2010 Mr. Jared Beebe was appointed a Director of the Company which has agreed to pay Mr. Beebe $500 per month for his services.

Effective April 1, 2010, Mr. Richard Kehmeier was appointed a Director of the Company which has agreed to pay Mr. Kehmeier $500 per month for his services.

Note 6    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$1,266,976	$497,086
Income tax rate	34%	34%
	430,772	169,009
Less valuation allowance	(430,772)	(169,009)
	$—	$—

The change in the valuation allowance for 2011 was $261,763

Through September 30, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At September 30, 2011, the Company had $1,266,976 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2028. Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2011 and 2010 is as follows:

	2011	2010
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective tax rate	0.0%	0.0%

Note 7   Subsequent Events

On November 3, 2011, the Company closed a private placement of 2,000,000 units at $.05 per share for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

On December 1, 2011, the Company established a 2011 Stock Option Plan (the "Plan) for its directors, officers, consultants and advisors in which 35,000,000 shares of common stock were authorized for issuance under the Plan. The following discussion describes material terms of grants made pursuant to the Plan:

Pursuant to the Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

On December 1, 2011, 6,000,000 stock options issued under the 2011 Plan to our President, with an exercise price of $0.03. The options expire December 1, 2021.

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

Item 9(A).   Controls and Procedures.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ s assets that could have a material effect on the financial statements.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of September 30, 2011.  This evaluation was conducted by George Dory, the Company’s previous Chief Executive Officer and President.

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

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls and financial reporting controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9(B).   Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Directors and Executive Officers of the Company are:

Name	Age	Position

Robert Coale	71	Director, President, Treasurer and Secretary

Richard J. Kehmeier,	62	Director

Jared Beebe	60	Director

Mr. Robert Coale was a senior project manager for A. E. Schmidt acting as design and construction coordinator for various waste-to-energy and alternative fueling projects. In this role he was responsible for the technical design, permitting, and construction oversight for numerous projects from 1999 until 2003. During this time he was also a metallurgical technical advisor to Andean American Corporation.

Since 2004, Mr. Coale has been a consulting engineer continuing to work in the natural gas fueling area, as a consultant to various mining and mineral projects, and as a consultant for evaluating means and methods of silt removal from hydroelectric reservoirs. During this time, his primary client has been Gladstein, Neandross & Associates (GNA), a Santa Monica, California based environmental consulting firm specializing in alternative fuels. He has been responsible for all technical aspects in the design, equipment specification, scheduling, estimating, and construction oversight for more than 30 compressed natural gas (CNG) and liquefied natural gas (LNG) projects as well as the production of LNG from landfill gas and waste treatment plants Additionally during this time, Mr. Coale has provided technical oversight to Patriot Gold Corporation during the exploration and evaluation of properties in Arizona. He was responsible for the development of metallurgical studies and reports on various gold properties. From October 2005 to September 2008 Mr. Coale was the President of Patriot Gold. More recently he has served on the Board of Directors of Patriot Gold and became President and CEO on October 18, 2010 and continues in this capacity today.

Mr. Coale graduated from the Colorado School of Mines with his Met.E. in 1963, the University of the Witwatersrand with his MSc. (Metallurgical Engineering) in 1971, and the University of Minnesota with his MBA in 1982. He has been directly employed in the mining industry in a variety of technical and management roles for over 45 years. These include project metallurgist for Bougainville Copper and AMAX Mining, chief metallurgist for Getty Minerals, technical director for Mine Reclamation Corporation, and President of Yuma Copper Corporation.

Currently Mr. Coale is a Director and President of Patriot Gold Corp. he is a Director of Rush Metals Corp. and Giant Oil & Gas Inc.. He is also technical advisor to Premium Exploration, Inc. Previously, Mr. Coale has been a Director of American Goldfields Inc. and Francisco Gold Corp. Mr. Coale is a Registered professional Engineer for the State of California.

Mr. Jared Beebe became a Director of the Company on April 12, 2010. Mr. Beebe is an exploration geologist with over 20 years of experience working in the mining industry. He is currently the Regional Exploration Manager with Alexandria Minerals of Val D’Or Quebec. From June 1997 to December 2009, he was a Senior Geologist and Project Manager for Whistle Pig Exploration Inc. and worked with such clients as Endeavor Silver, Clifton Star Resources, Freewest Resources, Noront Resources, Kootenay Gold, Soho Resources and Unigold Resources. In 1996 and 1997, he worked for Watts, Griffes and McOuat, and from February 1987 to August 1996, he worked as a Contract Geologist and Project Geologist for various companies. Mr. Beebe earned his Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado in 1981. He is a member of the American Instituite of Professional Geologist, the Geological Society of Nevada, the Ordre du Geologues du Quebec, and the Society of Economic Geologists. He is also currently a director for Patriot Gold and American Goldfields.

Mr. Richard Kehmeier became a Director of the Company on April 12, 2010. During the past 40 years, Mr. Kehmeier has been practicing geologist in the United States, Canada and internationally. Since 2008, he has worked as a Senior Geologist with Vector Engineering, and from 1999 to 2008, he has been a consultant geologist for various companies. Over the years he has worked with such companies as Midwest Oil, Anaconda, URADCO, Union Carbide, Atlas, Gold Reserve, and Golden Odyssey. He is currently a director of American Goldfields and Colonnade Capital.  Mr. Kehmeier is also a member of the Board of Directors of American Goldfields and of Colonnade Capital.  Mr. Kehmeier obtained his Bachelor of Science Degree in geological Engineering in 1970 and his Master of Science in Geology in 1973 from the Colorado School of Mines. Mr. Kehmeier is a member of the American Institute of Professional Geologist, the Society of Economic Geologists, and the Geological Society of Nevada.

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

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended September 30, 2011 and 2010.

						Long-Term Compensation
		Annual compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)		Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation

Robert Coale,	2011		$0	$0	$0	$0	$0	$0	$0
President,
Secretary and Treasurer

George T. Dory,	2011	$		$0	$54,325	$0	$0	$0	$0
President. Secretary and Treasurer

George T. Dory,	2010		$0	$0	$30,048	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Kyle Beddome	2010		$1,000	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President. Secretary and Treasurer

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of December 1, 2011, regarding equity compensation.

Equity compensation– as of December 1, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2011 Stock Option Plan*	6,000,000	(1)	$0.03	29,000,000

(1) On December 1, 2011, 6,000,000 stock options issued under the 2011 Plan to our President, Robert Coale.

As of December 1, 2011, there were a total of 6,000,000 options granted under the 2011 Plan with an exercise price of $.03 per share. and expire December 1, 2021.

The following discussion describes material terms of grants made pursuant to the 2011 Stock Option Plan:

Pursuant to the 2011 Stock Option Plan, grants of shares can be made to employees, officers, directors, consultants and advisors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Currently the entire Board functions as the Committee.

In order to exercise an option granted under the Plan, the optionee must pay the full exercise price of the shares being purchased. Payment may be made either: (i) in cash; or (ii) at the discretion of the Committee, by delivering shares of common stock already owned by the optionee that have a fair market value equal to the applicable exercise price; or (iii) with the approval of the Committee, with monies borrowed from us.

Subject to the foregoing, the Committee has broad discretion to describe the terms and conditions applicable to options granted under the Plan. The Committee may at any time discontinue granting options under the Plan or otherwise suspend, amend or terminate the Plan and may, with the consent of an optionee, make such modification of the terms and conditions of such optionee’s option as the Committee shall deem advisable.

Board Compensation

Directors of the Company have received compensation in their capacity as directors during the fiscal years ended September 30, 2011 and 2010. Mr. Richard J. Kehmeier and Mr. Jared Beebe, directors of the Company, currently receive compensation of $500 per month for their services to the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding Common Stock of the Company by officers and directors, as well as those who own beneficially more than five percent of our outstanding Common Stock, base on 243,873,334 common shares as of September 30, 2011.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership	of Class

George T. Dory	126,000,000 shares	51.7%
81 Oxford Street
London, WID 2EU,
United Kingdom

Officers and Director as a group
(three persons)	126,000,000 shares	51.7%

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.  See Item 8 – Note 3 to the financial statements of the Company.

Item 14.   Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended September 30, 2011 and 2010, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
LBB and Associates Ltd., LLP for fiscal year ended September 30, 2011	$24,815	$0	$0	$0

LBB and Associates Ltd., LLP for fiscal year ended September 30, 2010	$16,525	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1	The Articles of Incorporation of the Company are incorporated by reference herein to Exhibits 3.1 and 3.2 to the Form S-1 registration statement filed by the Company on December 31, 2008 [File No. 333-156526]

3.1	By Laws of the Company

10.1	Option Agreement dated March 13, 2010 with MinQuest, Inc. to Acquire mining claims in LaPaz County, Arizona, krown as the Little Butte property, is herby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 16, 2010.

10.2	Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010, is hereby incorporated herein by reference to Exhibit 10.4 to the Form 10-Q quarterly report of the Company for the period ended March 31, 2010.

14.1	Code of Ethics is hereby incorporated herein by reference to Exhibit 14.1 to the Form 10-K Annual Report of the Company for the fiscal year ended September 30, 2011.

31.1	Certification of Robert Coale

32.1	Certification of Robert Coale
31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuffnell Ltd.

Date: January 13, 2012	By:	/s/ Robert Coale
Robert Coale
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Tuffnell Ltd.

Date: January 13, 2012	By:	/s/ Robert Coale
Robert Coale
32