Form 10-Q
period 2011-12-31
Tuffnell Ltd.
filed 2012-02-14
CIK 1450551

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 243,873,334 shares of common stock at February 5, 2012.

TUFFNELL LTD.

TABLE OF CONTENTS

PART I –	FINANCIAL INFORMATION	1

Item 1.	Financial Statements:	1

	Balance Sheets as of December 31, 2011 (Unaudited) and September 30, 2011	1

	Statements of Operations for the three months ended December 31, 2011 and 2010 and for the period from July 26, 2007 (inception) through December 31, 2011 (Unaudited)	2

	Statements of Cash Flows for the three months ended December 31, 2011 and 2010 and for the period from July 26, 2007 (inception) through December 31, 2011 (Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4.	Controls and Procedures	11

PART II-	OTHER INFORMATION	12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors (not applicable)	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	[Removed and Reserved]	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TUFFNELL LTD.

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS

Current assets:

Cash	$45,971	$3,898

Total current assets	45,971	3,898

Capital assets:

Mineral property interests	69,261	69,261

Total assets	$115,232	$73,159

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable	$16,485	$22,603

Total current liabilities	16,485	22,603

Total liabilities	16,485	22,603

Commitments

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 300,000,000 shares authorized, 243,873,334 shares at December 31, 2011 and 241,873,334, shares at September 30, 2011 respectively issued and outstanding	243,873	241,873

Additional paid-in capital	1,199,559	1,075,659

Deficit accumulated during the exploration stage	(1,344,685)	(1,266,976)

Total stockholders' equity	98,747	50,556

Total liabilities and stockholders' equity	$115,232	$73,159

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended December 31, 2011 and 2010 and the period from

July 26, 2007 (inception) through December 31, 2011

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2011	December 31, 2010	December 31, 2011
Costs and expenses:

Mineral exploration	$7,212	$128,153	$679,089

General and administrative	58,285	42,108	460,867

Management fee- related party	5,327	15,000	89,700

Advertising and Marketing	6,885	—	115,029

Net loss	$(77,709)	$(185,261)	$(1,344,685)

Net loss per share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:

Basic and diluted	243,148,567	237,440,000

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2011 and 2010 and the period from

July 26, 2007 (inception) through December 31, 2011

(Unaudited)

	Three months	Three months	Inception through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(77,709)	$(185,261)	$(1,344,685)

Adjustment to reconcile net loss to cash used in operating activities:

Stock-based compensation	25,900	—	25,900

Net change in:

Prepaid deposits	—	5,330	—

Accounts payable	(6,118)	(10,287)	16,485

CASH FLOWS USED IN OPERATING ACTIVITIES	(57,927)	(190,218)	(1,302,300)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral property interests	—	—	(69,261)

CASH FLOWS USED IN INVESTING ACTIVITIES	—	—	(69,261)

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash received from the sale of common stock	100,000	150,000	1,361,900

Shareholder advance, net	—	—	55,632

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	100,000	150,000	1,417,532

NET CHANGE IN CASH	42,073	(40,218)	45,971

Cash, beginning of period	3,898	79,150	—

Cash, end of period	$45,971	$38,932	$45,971

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid on interest expenses	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

NON CASH TRANSACTION

Forgiveness of shareholder advances	$—	$—	$55,632

The accompanying notes are an integral part of these financial statements.

TUFFNELL LTD.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

(UNAUDITED)

Note 1   Basis of Presentation

The accompanying unaudited interim financial statements of Tuffnell Ltd. ("Tuffnell" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form 10-K annual report of the Company, have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation.

Nature of business

Tuffnell Ltd. (the “Company”), was incorporated in the State of Nevada on July 26, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and ASC Topic 915-10 “Development Stage Entities”, and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

Note 2.   Accounting Policies

Share-based payments

The Company issues stock options to employees, officer, director and consultants in connection with various business activities. These are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and ASC 505 “Equity” as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments based on the Black- Scholes option pricing model and recognize expenses over the period benefited, usually the vesting period.

Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 3.   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,344,685 through December 31, 2011. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4.   Related party transactions

During the three months ended December 31, 2011 and 2010, the Company was charged $5,327 and $15,000, respectively in management fees by directors of the Company.

Note 5.   Stockholders’ equity

Issued common stock

On November 3, 2011, the Company closed the private placement of 2,000,000 shares of common stock at .05 per share, for a total offering price of $100,000.

Stock Options

On December 1, 2011, the Company established a 2011 Stock Option Plan (the "Plan) for its directors, officers, consultants and advisors in which 35,000,000 shares of common stock were authorized for issuance under the Plan. Pursuant to the Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Option are generally granted with an exercise price equal to the external market price of the Entity’s stock at the date of grant; those option generally vest based on 1-4 years of continuous service and have 10-year terms from date of grant.

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model and is amortized over the related service period of the underlying options. This model requires management to make estimates of the expected volatility of its common shares, the expected term of the option to exercise, the expected future forfeiture rate, and future interest rates. The risk free interest rate is based on the U.S. Treasury Bond rate. The Company has not paid dividends and does not expect to pay dividends in the immediate future. The expected volatility is based on the historical performance of the common shares of the Company. The expected life of the stock options was estimated to be the term of the options.

A summary of changes in stock options during the period ended December 31, 2011, is as follows:

	Number of Stock Options	Exercise Price
Balance, September 30, 2011	-	-
Granted	6,000,000	$0.03
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, December 31, 2011	6,000,000	$0.03
Options exercisable, end of year	600,000	$0.03

As at December 31, 2010, the following stock options were outstanding:

Date of Grant	Options Granted	Options Exercisable	Exercise Price	Expiration date

December 1, 2011	6,000,000	600,000	0.03	December 1, 2021
	6,000,000	600,000

The Black-Scholes Pricing Model was used to value the options issued with the following assumptions.

December 31, 2011
Dividend	0.00%
Risk-free rate for term	2.11%
Volatility	156%
Maturity date	10

Note 6.   Commitments

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

Item 2.   Management’s Discussion and Analysis and Results of Operations

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

As it relates to the above payments, Jack Walker received $5,000 upon signing the Agreement, received $10,000 on or before February 25, 2011, $20,000 on or before the February 25, 2012, $30,000 on or before February 25 2013, $40,000 on or before February 25, 2014 and $175,000 on or before February 25, 2015.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010

We have not earned any revenues since our incorporation on July 26, 2007, through December 31, 2011.  We do not anticipate producing revenues unless we enter into commercial production on the Little Butte mining claim, which is doubtful.  We can provide no assurance that we will discover economic mineralization on the Little Butte claim, or if such minerals are discovered, that we will enter into commercial production.

Mineral Exploration: During the three months ended December 31, 2011, the Company incurred $7,212 in mineral exploration costs compared to $128,153 during the three month period December 31, 2010, a decrease of $120,941. These mineral exploration costs were comprised of mining exploration testing and evaluation of its claims.

General and Administrative Expenses: During the three month period ended December 31, 2011, the Company incurred $58,285 of general and administrative expenses compared to $42,108 during the three month period ended December 31, 2010, an increase of $16,177. The general and administrative costs were comprised of accounting fees, legal fees, filing of SEC reports, and other administrative expenses.

Management Fee – Related-Party: During the three months ended December 31, 2011, the Company incurred management fee from a related party of $5,327, compared to $15,000 during the three months ended December 31, 2010, a decrease of $9,673.

Advertising and Marketing Expenses: During the three months ended December 31, 2011, the Company incurred advertising and marketing expenses of $6,885, compared to $-0- during the three months ended December 31, 2010, a increase of $6,885.

Net Loss: The Company incurred a net loss of $77,709 during the three month period ended December 31, 2011, compared to a net loss of $185,261 during the three month period ended December 31, 2010, a decrease of $107,552.

Liquidity and Capital Resources

Since inception, we have financed our cash requirements from cash generated from the sale of common stock and advances from shareholders and/or management.

Since inception through to and including December 31, 2011, we have raised $1,361,900 through private placements of our common stock and received $55,632 in cash advances from shareholders.

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

On November 3, 2011, the Company closed a private placement of 2,000,000 shares of common stock at $.05 per share for a total offering price of $100,000. The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

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

Item 4.   Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

–	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

–	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of December 31, 2011.  This evaluation was conducted by Robert Coale, our Chief Executive Officer and President.

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

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer and President has concluded that, subject to the limitations noted above, the disclosure controls and financial reporting controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Robert Coale

32.1	Certification of Robert Coale

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February ___, 2012	TUFFNELL LTD.

	By:	/s/ Robert Coale
Robert Coale
Director, President, Treasurer and Secretary

14