Form 10-Q
period 2012-03-31
Tuffnell Ltd.
filed 2012-05-14
CIK 1450551

0

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: 000-53610

Tuffnell Ltd.

(Exact name of registrant as specified in its charter)

Nevada	000-53610	26-2463465
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,540,001 shares of common stock at May 5, 2012.

TUFFNELL LTD.

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending March 31, 2012 for the following reasons:

a) The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b) The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c) The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2012, the Company closed a private placement of 6,666,666 units at $.015 per share for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

ITEM 5. OTHER INFORMATION

None

1

ITEM 6. EXHIBITS

 INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2012

TUFFNELL LTD.

By:	/s/ Robert Coale
Robert Coale
Director, Chief Executive Officer, President, Treasurer and Secretary

3