Form 10-Q/A
period 2012-06-30
Tuffnell Ltd.
filed 2012-08-14
CIK 1450551

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: 000-53610

Tuffnell Ltd.

(Exact name of registrant as specified in its charter)

Nevada	000-53610	26-2463465
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,540,001 shares of common stock at August 5, 2012.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is solely to correct a clerical error on the cover page.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Filed Previously
32.1	Section 1350 Certifications	(1)

(1) Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending June 30, 2012 and therefore is not required to file Exhibit 32.1 herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012

TUFFNELL LTD.

By:	/s/ Robert Coale
Robert Coale
Director, Chief Executive Officer, President, Treasurer and Secretary