Form 10-K
period 2012-09-30
Tuffnell Ltd.
filed 2012-12-28
CIK 1450551

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2012: $871,780.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: November 20, 2012:  250,540,001 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

2

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

Patented or Unpatented Mining Claim. In this Annual Report, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

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

PART I

Item 1.    Business

Tuffnell Ltd. (the “Company”) is seeking to become a producer of gold and silver ore, and of other precious metals. The Company presently holds exclusive property option agreement on a mining prospect in the state of Arizona. The undeveloped properties are being evaluated by the Company.

The Company  is seeking to acquire additional undeveloped gold and silver mining properties and will seek to evaluate such properties upon their acquisition.

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

Employees

Currently, we have no full time employees. Our sole officer and three Directors provide planning and organizational services on a part-time basis.

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

Difficulties are normally encountered by new mineral exploration companies and there is a high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stages, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our mining properties and the production of minerals from our claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business of the Company could fail.

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

The volatility of gold or silver prices in general may adversely affect our exploration efforts.  If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties.  We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

•	industrial and jewelry demand;
•	market supply from new production and release of existing bullion stocks;
•	central bank lending, sales and purchases of gold or copper;
•	forward sales of gold and silver by producers and speculators;
•	production and cost levels in major metal-producing regions;
•	rapid short-term changes in supply and demand because of speculative or hedging activities; and
•	macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest rates and global or regional political or economic events.

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

Current Environmental Laws and Regulations

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine.  Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive.  We may make significant expenditures in the future to comply with such laws and regulations.  These requirements include regulations under many state and U.S. Federal laws and Regulations, including:

•	the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;
•	the U.S. Endangered Species Act;
•	the Clean Water Act;
•	the Clean Air Act;
•	the U.S. Resource Conservative and Recovery Act ("RCRA");
•	the Migratory Bird Treaty Act;
•	the Safe Drinking Water Act;
•	the Emergency Planning and Community Right-to-Know Act;
•	the Federal Land Policy and Management Act;
•	the National Environmental Policy Act; and
•	the National Historic Preservation Act.
10

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

None

Item 2.   Properties.

The principal executive offices of the Company are leased and located at 14001 N. 7th Street, Bldg D107, Suite 50, Phoenix, AZ 85022.

Mineral Exploration Property - Little Butte

On March 12, 2010, the Company entered into an Option Agreement (the "Agreement") with MinQuest, Inc. ("MinQuest"), an unaffiliated third party, whereby MinQuest granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Little Butte property located in LaPaz County, Arizona subject only to a royalty,  The Little Butte property is located approximately 4.5 miles north of Bouse AZ, which, is the closest town. The property is easily accessed by travelling north from Bouse on Highway 72, on a well marked gravel road which goes past the property. The property has no water or electrical services and is accessible by a car or truck. There is no equipment on site apart from a few empty above ground processing tanks.

Little Butte land status: MinQuest Inc. holds the property via 85 unpatented mining claims which are 100 percent owned and seven patented claims, which are optioned with no retained royalty.  Twelve of the 85 unpatented claims were recently staked, bringing the total land package to approximately 1,840 acres.  The Company has optioned the entire property package from MinQuest, Inc.

Under the terms of the Agreement, MinQuest, Inc. has granted the Company the sole and exclusive option to acquire a 100% undivided interest in the property by making US cash payments to MinQuest, Inc. of $39,261(Paid), $10,000 (Paid) on or before February 25, 2011, $20,000 (Paid) on or before March 12, 2011, $20,000 (Paid) on or before the February 25, 2012, $30,000 (Paid) on or before March 12, 2012, $30,000 on or before February 25, 2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25, 2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25, 2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016 and $60,000 on or before March 12, 2017. The Company shall also be responsible for making all necessary property payments and taxes to keep the property in good standing.

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

As of September 30, 2012, the Company has paid $119,261 in option payments and $698,450 in exploration expenditures. The Company is required to complete $800,000 in exploration expenditures on or before March 12, 2013, a shortfall of $101,550 in exploration expenditures. The Company is in good standing pursuant to the terms of the Agreement.

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

On April 19, 2012, the Company announced the drill and assay results of its Phase III drilling program completed late last year which consisted of 16 east-west angle holes across a north-south trending geophysical target. The drilling program included 5,395 feet of reverse circulation (RC) angled drilling and one deeper vertical hole to test an interpreted intrusive associated with the anomaly. Some highlights of the drilling program include:

- Gold mineralization discovered 800 feet north of the known veins under gravel cover. LB-1110 contains 55 feet averaging 0.050 oz/ton (1.73 g/t) gold including 20 feet averaging 0.088 oz/ton (3.06 g/t) gold.

- Ore grade gold was extended west from the discovery hole in LB-1106. This hole intersected a combined 160 feet of +0.01 oz/ton gold mineralization. This includes 40 feet averaging 0.01 oz/ton (0.34 g/t) gold and 120 feet averaging 0.033 oz/ton (1.13 g/t) gold.

In September 2012 the Company continued its district-wide study of Little Butte project area to determine what other drilling targets occur on the property. The company has obtained sample pulps from historic drilling of nearly 50 holes scattered throughout the project and has conducted a 34-element analysis of these pulps. Previously only analyzed for gold, copper content as well as other element analyses will be used to determine elemental zonation and to target shallow targets similar to those currently being tested. Plotting of higher temperature elements may help target a postulated large intrusive body at depth, a deep drilling target Tuffnell plans on testing in a later program. The samples are being analyzed and results are pending.

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

	High Closing Bid Price	Low Closing Bid Price
Year Ended September 30, 2011
1 st Quarter	$.21	$.12
2 nd Quarter	$.28	$.13
3 rd Quarter	$.26	$.05
4 th Quarter	$.11	$.06

	High Closing Bid Price	Low Closing Bid Price
Year Ending September 30, 2012
1 st Quarter	$.06	$.01
2 nd Quarter	$.04	$.01
3 rd Quarter	$.02	$.01
4 th Quarter	$.01	$.01

_______________________________

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

Item 6.  Selected Financial Data

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
Revenues	$-	$-
Mineral Exploration	$26,573	$440,123
General and administrative expense	$109,774	$202,532
Management fee - related-party	$19,881	$54,325
Stock-based compensation	$99,160	$-
Advertising and marketing	$8,111	$72,910
Net loss	$(263,499)	$(769,890)
Weighted average shares outstanding	$247,966,485	$239,707,307
Net loss per share	$(0.00)	$(0.00)

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Plan of Operation

As at September 30, 2012, we had a cash balance of $23,076.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our Common Stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims.

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

Results of Operation

The Company did not have any operating revenues or income from the inception (July 26, 2007) through September 30, 2012.  For the period from inception, July 26, 2007, through the year ended September 30, 2012, the Company recognized an accumulated loss of $1,530,475.    Expenses for the year were comprised of costs mainly associated with exploration, accounting and office and administrative expenses.

Revenues: The Company did not have any revenues during the fiscal years ended September 30, 2012 and 2011. The mining claims have not been developed nor have any production operations been conducted on the mining claims of the Company.

Mineral Exploration: The Company currently has one mining property and has conducted preliminary mining exploration testing and evaluation of its claim. During the fiscal year ended September 30, 2012, the Company incurred $26,573 for geological testing and evaluation, compared to $440,123 during the fiscal year ended September 30, 2011, a decrease of $413,550.

General and Administrative Expenses: During the fiscal year ended September 30, 2012, the Company incurred general and administrative expenses of $109,774, compared to $202,532 during the fiscal year ended September 30, 2011, a decrease of $92,758. General and administrative expenses were incurred primarily for professional administration services, accounting services, legal services, and office expenses.

Management Fee – Related-Party: During the fiscal year ended September 30, 2012, the Company incurred management fee from a related party of $19,881, compared to $54,325 during the fiscal year ended September 30, 2011, a decrease of $34,444.

Advertising and Marketing Expenses: During the fiscal year ended September 30, 2012, the Company incurred advertising and marketing expenses of $8,111, compared to $72,910 during the fiscal year ended September 30, 2011, a decrease of $64,799.

Net Loss: The Company incurred a net loss of $263,499 during its fiscal year ended September 30, 2012, compared to a net loss of $769,890 during the fiscal year ended September 30, 2011, a decrease of $506,391. The decrease in the net loss of the Company was attributable to a reduction in exploration costs and general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2012, the Company had limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund future exploration and administrative expenses pending full implementation of the Company’s business model.

On April 26, 2010, the Company closed a private placement of 2,000,000 units at $.25 per unit for a total offering price of $500,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consisted of one share of Common Stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.38 per share commencing April 26, 2010, and expired on April 26, 2012.

On November 4, 2010, the Company sold 666,668 shares of common stock for $100,000 with a warrant to purchase 666,668 additional shares of Common Stock at an exercise price of $0.25 per share that expires on November 5, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended.

On December 1, 2010, the Company sold 333,332 shares of common stock for $50,000 with a warrant to purchase 333,332 additional shares of Common Stock at an exercise price of $0.25 per share that expires on November 5, 2012. The units were offered by the Company pursuant to an exemption from registration pursuant to regulation S under the Securities Act of 1933, as amended.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $0.1875 per share for a total offering price of $200,000. The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $0.001 par value.

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

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $0.20 per unit for a total offering price of $300,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $0.25 per share and expire on April 15, 2013. The private placement was fully subscribed by a non-U.S. corporation.

On September 19, 2011, the Company closed a private placement of 866,666 units at $0.09 per unit for a total offering price of $78,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $0.11 per share and expired on September 19, 2012. The private placement was fully subscribed to by a non-U.S. corporation.

On November 3, 2011, the Company closed a private placement of 2,000,000 units at $0.05 per share for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

On February 9, 2012, the Company closed a private placement of 6,666,667 units at $0.015 per share for a total offering price of $100,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement was fully subscribed by a non-U.S. corporation.

On July 16, 2012, the Company entered into $50,000 loan agreement with a third party. The loan is unsecured, payable on demand, with prime plus 1% interest rate. As of September 30, 2012, $274 of accrued interest has been recorded.

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

Item 7(A).  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

The information required by this item appears following Item 15 of this report and is incorporated herein by reference.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of the end of September 30, 2012.  This evaluation was conducted by Mr. Robert Coale, the Company’s Chief Executive Officer and President.

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

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Directors and Executive Officers of the Company are:

Name	Age	Position

Robert Coale	72	Director, President, Treasurer and Secretary

Richard J. Kehmeier	63	Director

Jared Beebe	61	Director

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

Since 2004, Mr. Coale has been a consulting engineer continuing to work in the natural gas fueling area, as a consultant to various mining and mineral projects, and as a consultant for evaluating means and methods of silt removal from hydroelectric reservoirs. During this time, his primary client has been Gladstein, Neandross & Associates (GNA), a Santa Monica, California based environmental consulting firm specializing in alternative fuels. He has been responsible for all technical aspects in the design, equipment specification, scheduling, estimating, and construction oversight for more than 30 compressed natural gas (CNG) and liquefied natural gas (LNG) projects as well as the production of LNG from landfill gas and waste treatment plants Additionally during this time, Mr. Coale has provided technical oversight to Patriot Gold Corp. during the exploration and evaluation of properties in Arizona. He was responsible for the development of metallurgical studies and reports on various gold properties. From October 2005 to September 2008 Mr. Coale was the President of Patriot Gold Corp.. More recently he has served on the Board of Directors of Patriot Gold Corp. and became President and CEO on October 18, 2010 and continues in this capacity today.

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

Currently Mr. Coale is a Director and President of Patriot Gold Corp. he is a Director of Rush Exploration Inc. and Giant Resources Inc. He is also technical advisor to Premium Exploration, Inc. Previously, Mr. Coale has been a Director of Goldfields International Inc. and Francisco Gold Corp. Mr. Coale is a Registered professional Engineer for the State of California.

Mr. Jared Beebe became a Director of the Company on April 12, 2010. Mr. Beebe is an exploration geologist with over 20 years of experience working in the mining industry. He is currently the Regional Exploration Manager with Alexandria Minerals of Val D’Or Quebec. From June 1997 to December 2009, he was a Senior Geologist and Project Manager for Whistle Pig Exploration Inc. and worked with such clients as Endeavor Silver, Clifton Star Resources, Freewest Resources, Noront Resources, Kootenay Gold, Soho Resources and Unigold Resources. In 1996 and 1997, he worked for Watts, Griffes and McOuat, and from February 1987 to August 1996, he worked as a Contract Geologist and Project Geologist for various companies. Mr. Beebe earned his Bachelor of Science degree in Geology from Metropolitan State College, Denver, Colorado in 1981. He is a member of the American Institute of Professional Geologist, the Geological Society of Nevada, the Ordre du Geologues du Quebec, and the Society of Economic Geologists. He is also currently a director for Patriot Gold Corp. and Goldfields International Inc.

Mr. Richard Kehmeier became a Director of the Company on April 12, 2010. During the past 40 years, Mr. Kehmeier has been practicing geologist in the United States, Canada and internationally. Since 2008, he has worked as a Senior Geologist with Vector Engineering, and from 1999 to 2008, he has been a consultant geologist for various companies. Over the years he has worked with such companies as Midwest Oil, Anaconda, URADCO, Union Carbide, Atlas, Gold Reserve, and Golden Odyssey. He is currently a director of Goldfields International Inc. and Colonnade Capital.  Mr. Kehmeier is also a member of the Board of Directors of Goldfields International Inc. and Colonnade Capital.  Mr. Kehmeier obtained his Bachelor of Science Degree in geological Engineering in 1970 and his Master of Science in Geology in 1973 from the Colorado School of Mines. Mr. Kehmeier is a member of the American Institute of Professional Geologist, the Society of Economic Geologists, and the Geological Society of Nevada.

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

Item 11.   Executive Compensation.

All Executive Officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended September 30, 2012 and 2011.

						Long-Term Compensation
		Annual compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)		Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation

Robert Coale,	2012		$0	$0	$6,272	$0	$0	$0	$0
President,
Secretary and Treasurer

George T. Dory,	2012	$		$0	$1,609	$0	$0	$0	$0
President. Secretary and Treasurer

Robert Coale,	2011		$0	$0	$0	$0	$0	$0	$0
President,
Secretary and Treasurer

George T. Dory,	2011		$0	$0	$54,325	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

_________________________

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is certain information as of September 30, 2012 regarding equity compensation.

Equity compensation– as of September 30, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

2011 Stock Option Plan*	6,000,000	(1)	$0.03	29,000,000

*On September 30, 2012, 6,000,000 stock options issued under the 2011 Plan to our President, Robert Coale.

As of September 30, 2012, there were a total of 6,000,000 options granted under the 2011 Plan with an exercise price of $.03 per share and expire December 1, 2021.

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

Board Compensation

Directors of the Company have received compensation in their capacity as directors during the fiscal years ended September 30, 2012 and 2011. Mr. Richard J. Kehmeier and Mr. Jared Beebe, directors of the Company, currently receive compensation of $500 per month for their services to the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding Common Stock of the Company by officers and directors, as well as those who own beneficially more than five percent of our outstanding Common Stock, based on 250,540,001 common shares as of September 30, 2012.

	Amount and Nature
Name and Address	of Beneficial	Percentage
of Beneficial Owner	Ownership	of Class
Robert Coale	600,000	1%

Richard Kehmeier	-	-

Jared Beebe	-	-

Officers and Director as a group	600,000	1%

George T. Dory	126,000,000	50.3%
81 Oxford Street
London, WID 2EU,
United Kingdom

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.  See Item 8 – Note 3 to the financial statements of the Company.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended September 30, 2012 and 2011, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
LBB and Associates Ltd., LLP for fiscal year ended September 30, 2012	$18,650	$0	$0	$0

LBB and Associates Ltd., LLP for fiscal year ended September 30, 2011	$24,815	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of our auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1	The Articles of Incorporation of the Company are incorporated by reference herein to Exhibits 3.1 and 3.2 to the Form S-1 registration statement filed by the Company on December 31, 2008 [File No. 333-156526]

3.1	By Laws of the Company

10.1	Option Agreement dated March 13, 2010 with MinQuest, Inc. to Acquire mining claims in LaPaz County, Arizona, krown as the Little Butte property, is herby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on March 16, 2010.

10.2	Amendment to Option Agreement with MinQuest Inc. dated March 12, 2010, is hereby incorporated herein by reference to Exhibit 10.4 to the Form 10-Q quarterly report of the Company for the period ended March 31, 2010.

14.1	Code of Ethics is hereby incorporated herein by reference to Exhibit 14.1 to the Form 10-K Annual Report of the Company for the fiscal year ended September 30, 2012.

31.1	Certification of Robert Coale

32.1	Certification of Robert Coale
26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tuffnell Ltd.
Date: December 28, 2012	By:	/s/ Robert Coale
Robert Coale
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Tuffnell Ltd.
Date: December 28, 2012	By:	/s/ Robert Coale
Robert Coale, Chief Executive Officer, President, Director
Date: December 28, 2012	By:	/s/Jared Beebe
Jared Beebe, Director

Date: December 28, 2012	By:	/s/ Richard Kehmeier
Richard Kehmeier, Director
27

TUFFNELL LTD.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Tuffnell Ltd.

(An Exploration Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheets of Tuffnell Ltd. (the “Company”) as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period from July 26, 2007 (inception) through September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tuffnell Ltd. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from July 26, 2007 (inception) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 20, 2012

TUFFNELL LTD.

(An Exploration Stage Company)

Balance Sheets

ASSETS	September 30, 2012	September 30, 2011

Current assets:
Cash and cash equivalents	$23,076	$3,898
Total current assets	23,076	3,898

Other assets:
Mineral claims	119,261	69,261
Total assets	$142,337	$73,159

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,120	$22,603
Notes Payable	50,000	-
Total current liabilities	56,120	22,603

Commitments	-	-

Stockholders' equity
Common stock; $.001 par value, 300,000,000 shares authorized;250,540,001 and 241,873,334 shares issued and outstanding at September 30, 2012 and 2011, respectively	250,540	241,873
Additional paid-in-capital	1,366,152	1,075,659
Deficit accumulated during exploration stage	(1,530,475)	(1,266,976)
Total stockholders' equity	86,217	50,556

Total liabilities and stockholders' equity	$142,337	$73,159

The accompanying notes are an integral part of the financial statements

TUFFNELL LTD.

(An Exploration Stage Company)

Statements of Operations

			July 26, 2007
			(Inception)
	For year ended	For year ended	through
	September 30, 2012	September 30, 2011	September 30, 2012

Revenues	$-	$-	$-

Operating expenses
General and administrative	109,774	202,532	512,356
Stock-based compensation	99,160	-	99,160
Management fee - related-party	19,881	54,325	104,254
Advertising and marketing	8,111	72,910	116,255
Mineral exploration	26,573	440,123	698,450
	263,499	769,890	1,530,475

Loss from operations	(263,499)	(769,890)	(1,530,475)

Net loss	$(263,499)	$(769,890)	$(1,530,475)

Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	247,966,485	239,707,307

The accompanying notes are an integral part of the financial statements

TUFFNELL LTD.

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit during	Total
	Common Stock		Paid-in	Exploration	Shareholders'
	Shares	Amount	Capital	Stage	Equity(Deficit)

Balance July 26, 2007 (date of inception)	-	$-	$-	$-	$-

Net (loss) from Inception through September 30, 2007	-	-	-	-	-

Balance September 30, 2007	-	-	-	-	-

Issuance of common stock for cash	126,000,000	126,000	(122,500)	-	3,500
Net (loss)	-	-	-	(17,001)	(17,001)

Balance September 30, 2008	126,000,000	126,000	(122,500)	(17,001)	(13,501)

Issuance of common stock for cash	109,440,000	109,440	(79,040)	-	30,400
Net (loss)	-	-	-	(48,195)	(48,195)

Balance September 30, 2009	235,440,000	235,440	(201,540)	(65,196)	(31,296)

Issuance of common stock for cash	2,000,000	2,000	498,000	-	500,000
Net (loss)	-	-	-	(431,890)	(431,890)

Balance September 30, 2010	237,440,000	237,440	296,460	(497,086)	36,814

Issuance of common stock for cash	4,433,334	4,433	723,567	-	728,000
Forgiveness of debt	-	-	55,632	-	55,632
Net (loss)	-	-	-	(769,890)	(769,890)

Balance September 30, 2011	241,873,334	241,873	1,075,659	(1,266,976)	50,556

Issuance of common stock for cash	8,666,667	8,667	191,333	-	200,000
Stock-based compensation	-	-	99,160	-	99,160
Net (loss)	-	-	-	(263,499)	(263,499)

Balance September 30, 2012	250,540,001	$250,540	$1,366,152	$(1,530,475)	$86,217

The accompanying notes are an integral part of the financial statements

TUFFNELL LTD.

(An Exploration Stage Company)

Statements of Cash Flows

			(Inception)
	For year ended	For year ended	through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(263,499)	$(769,890)	$(1,530,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	99,160	-	99,160
Changes in operating assets and liabilities:
Prepaid expense	-	5,330	-
Accounts payable	(16,483)	(6,748)	6,120
Net cash (used in) operating activities	(180,822)	(771,308)	(1,425,195)

Cash flows from investing activities:
Purchase of mineral claims	(50,000)	(30,000)	(119,261)
Net cash (used in) investing activities	(50,000)	(30,000)	(119,261)

Cash flows from financing activities:
Shareholder advances, net	-	(1,944)	55,632
Cash received from notes payable	50,000	-	50,000
Cash received from the sale of common stock	200,000	728,000	1,461,900
Net cash provided by financing activities	250,000	726,056	1,567,532

Net change in cash	19,178	(75,252)	23,076
Cash, beginning of period	3,898	79,150	-
Cash, ending of period	$23,076	$3,898	$23,076

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Forgiveness of debt	$-	$55,632	$55,632

The accompanying notes are an integral part of the financial statements

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 1. Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. The financial statements and notes are representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business and organization

Tuffnell LTD. (the “Company”), was incorporated in the State of Nevada on July 26, 2007. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and Accounting Standards Codification "ASC" Topic 915-10 “Development Stage Entities”., and is in the process of exploring and evaluating its mineral properties and determining whether they contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable ore reserves, the ability of the Company to obtain the necessary financing to complete development, confirmation of the Company’s interest in the underlying mineral claims and upon future profitable production or proceeds from the disposition of all or part of its mineral properties.

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

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of September 30, 2012 and 2011, there were $8,111 and $72,910, respectively, advertising costs incurred.

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, accounts payable and notes payable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Note 1. Nature of Business and Summary of Significant Accounting Policies -continued

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

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 " Comprehensive Income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended September 30, 2012 and 2011.

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

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $1,530,475 through September 30, 2012. The Company has not commenced its operations, rather, still in the exploration stages, raising substantial doubt about the Company’s ability to continue as a going concern.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

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

Note 3. Note payable

On July 16, 2012, the Company entered into $50,000 loan agreement with a third party. The loan is unsecured, payable on demand, with prime plus 1% interest rate. As of September 30, 2012, $274 of accrued interest has been recorded.

Note 4. Stockholders’ equity and warrants

The Company's articles of incorporation provide for the authorization of three hundred million (300,000,000) shares of common stock with par value of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. As of September 30, 2012 and 2011 the Company had 250,540,001 and 241,873,334 shares of common stock issued and outstanding, respectively.

During the period from July 26, 2007 (inception) to September 30, 2008, the Company issued 126,000,000 shares of common stock to a director of the Company for $3,500.

In October 2008 the Company raised $30,400 through a private offering which included 38 shareholders, and the issuance of 109,440,000 shares of common stock.

In November 2008 the Board of Directors of the Company approved a 1 for 18 forward stock split. The stock split is presented retroactively throughout the financial statements and footnotes.

On April 26, 2010, the Company closed a private placement of 2,000,000 units at $0.25 per unit for a total offering price of $500,000. The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one common share of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $0.38 per share commencing April 26, 2010 and expired on April 26, 2012. The private placement was fully subscribed to by a non-U.S. corporation. The relative fair valve of the share purchase warrant was $141,702.

In the first quarter of fiscal 2011, the Company closed a private placement of 1,000,000 units at $0.15 per unit for a total offering price of $150,000. The units were offered by the Company in reliance upon an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended. Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant. The warrants are exercisable at a price of $0.25 per share and expire on November 5, 2012. The private placement was fully subscribed to by a non-U.S. corporation and the shares were issued on January 14, 2011. The relative fair valve of the share purchase warrant was $43,190.

On February 9, 2011, the Company closed a private placement of 1,066,668 common shares at $0.1875 per share for a total offering price of $200,000.  The shares were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  The private placement was fully subscribed to by a non-U.S. corporation.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

On March 18, 2011, the Company filed a certificate of change with the Secretary of State of the State of Nevada which increased the authorized number of shares of common stock from 75,000,000 shares to 300,000,000 shares, $0.001 par value

Following a Directors’ resolution by written consent, the Company’s Board of Directors approved a 4 for 1 common stock split effected in the form of a dividend of the Company’s issued and outstanding common stock, effective March 24, 2011. The Company had 59,876,667 common shares issued and outstanding prior to the stock-split and 239,506,668 common shares issued and outstanding following the stock-split. The stock-split is presented retroactively within these Financial Statements.

On April 8, 2011, the Company closed a private placement of 1,500,000 units at $0.20 per unit for a total offering price of $300,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $0.25 per share and expire on April 15, 2013.  The private placement was fully subscribed to by a non-U.S. corporation. These shares were issued on May 11, 2011. The relative fair value of the warrants was $100,349.

On September 19, 2011, the Company closed a private placement of 866,666 units at $0.09 per unit for a total offering price of $78,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $0.11 per share and expired on September 19, 2012.  The private placement was fully subscribed to by a non-U.S. corporation. These shares were issued on September 19, 2011. The relative fair value of the warrants was $24,125.

On November 3, 2011, the Company closed the private placement of 2,000,000 shares at $0.05 per share, for a total offering price of $100,000.

On February 9, 2012, the Company closed the private placement of 6,666,667 shares at $0.015 per share, for a total offering price of $100,000.

Warrants Outstanding
Warrants
Exercise		September 30,				September 30,
Price	Expiration	2011				2012
		Beginning Balance	Additions	Exercise	Expired	Ending Balances
$ 0.38	Apr-12	2,000,000	-	-	(2,000,000)	-
$ 0.25	Nov-12	666,668	-	-	-	666,668
$ 0.25	Nov-12	333,332	-	-	-	333,332
$ 0.25	Apr-13	1,500,000	-	-	-	1,500,000
$ 0.11	Sep-12	866,666	-	-	(866,666)	-
		5,366,666	-	-	(2,866,666)	2,500,000

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

The BlackScholes Pricing Model was used to value the warrants issued with the following assumptions.

September 30, 2011

Dividend	0.00%
Risk-free rate for term	0.08% - 0.195%
Volatility	99.57% - 134%
Maturity date	1 - 2 years

Stock Options

On December 1, 2011, the Company established a 2011 Stock Option Plan (the "Plan) for its directors, officers, consultants and advisors in which 35,000,000 shares of common stock were authorized for issuance under the Plan. Pursuant to the Plan, grants of shares can be made to employees, officers, directors, consultants and independent contractors of non-qualified stock options as well as stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986 (“Code”). The Plan is administered by the Option Committee of the Board of Directors (the “Committee”), which has, subject to specified limitations, the full authority to grant options and establish the terms and conditions for vesting and exercise thereof. Options are generally granted with an exercise price equal to the external market price of the Entity’s stock at the date of grant; those option generally vest based on 1-4 years of continuous service and have 10-year terms from date of grant.

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

A summary of changes in stock options during the year ended September 30, 2012, is as follows:

	Number of Stock Options	Exercise Price
Balance, September 30, 2011	-	-
Granted	6,000,000	$0.03
Exercised	-	-
Expired	-	-
Forfeited	-	-
Balance, September 30, 2012	6,000,000	$0.03
Options exercisable, end of year	600,000	$0.03

These options shall vest as follows: 10% immediately upon grant, and 30% on each of 12, 24, 36 months from the date of the grant.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

As at September 30, 2012, the following stock options were outstanding:

Date of Grant	Options Granted	Options Exercisable	Exercise Price	Expiration date

December 1, 2011	6,000,000	600,000	$ 0.03	December 1, 2021
	6,000,000	600,000

The Black-Scholes Pricing Model was used to value the stock options issued with the following assumptions.

September 30, 2012
Dividend	0.00%
Risk-free rate for term	2.110%
Volatility	156%
Maturity date	10

Note 5. Related party transactions

On January 19, 2011 Kyle Beddome, a former company director and shareholder, agreed to forgive all debts owing to him by the Company of $39,440 for nominal consideration.

On January 19, 2011 Mr. Dory, a former company director and shareholder, agreed to forgive all debts owing to him by the Company of $16,192 for nominal consideration.

During the year ended September 30, 2012 and 2011, the company was charged $19,881 and $54,325, respectively in management fees by directors of the Company.

As of September 30, 2012, $1,500 was owed to a director of the Company. This amount is included in accounts payable and accrued liabilities on the accompany financial statements.

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

Under the terms of the Agreement, MinQuest has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making a cash payment to MinQuest of $39,261 (US) on or before April 30, 2010 (Paid), $10,000 (Paid) on or before February 25,   2011, $20,000 (US) (Paid) on or before March 12, 2011, $20,000 (Paid) on or before the February 25,   2012, $30,000 (Paid) on or before March 12, 2012, $30,000 on or before February 25,   2013, $40,000 on or before March 12, 2013, $40,000 on or before February 25,   2014, $50,000 on or before March 12, 2014, $175,000 on or before February 25,   2015, $60,000 on or before March 12, 2015, $60,000 on or before March 12, 2016, and $60,000 on or before March 12, 2017.

The Company shall also be responsible for making all necessary property payments and taxes to keep the Property in good standing. The cash payments above include payments to Jack Walker pursuant to a property option agreement which has been assigned by MinQuest to the Company as set out in the Agreement.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

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

Effective April 12, 2010 Mr. Jared Beebe was appointed a Director of the Company. Mr. Beebe will be paid upon invoice $500 per month for his services.

Effective April 1, 2010, Mr. Richard Kehmeier was appointed a Director of the Company. Mr. Kehmeier will be paid upon invoice $500 per month for his services.

Note 7. Income tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss carryforwards	$1,530,475	$1,266,976
Income tax rate	34%	34%
	520,362	430,772
Less valuation allowance	(520,362)	(430,772)
	$-	$-

The change in the valuation allowance for 2012 was $89,590.

TUFFNELL LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2012

Through September 30, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At September 30, 2012, the Company had $1,530,475 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2028. Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2012 and 2011 is as follows:

	2012		2011
U.S. federal statutory income tax rate	34.0%		34.0%
State tax - net of federal benefit	0.0%		0.0%
Increase in valuation allowance	(34.0%	)	(34.0%	)
Effective tax rate	0.0%		0.0%

